Form 10-K
period 2025-12-31
Churchill Capital Corp XI
filed 2026-03-26
CIK 2074973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-43020

Churchill Capital Corp XI

(Exact name of registrant as specified in its charter)

Cayman Islands	86-1959629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 380-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-tenth of one redeemable Warrant	CCXIU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	CCXI	The Nasdaq Stock Market LLC

Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	CCXIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s securities were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025. The registrant’s Units begin trading on the Global Market tier of The Nasdaq Stock Market LLC on December 17, 2025 and the registrant’s Class A Ordinary Shares and Warrants began trading on the Global Market tier of The Nasdaq Stock Market LLC on February 9, 2026. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2025. The aggregate market value of the registrant’s outstanding Units, other than Units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on December 31, 2025, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $422,694,000.

As of March 26, 2026, there were 41,900,000 Class A Ordinary Shares, par value $0.0001 per share, and 13,800,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP XI

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses;

●	our ability to complete our initial Business Combination;

●	our expectations regarding the potential performance of the prospective target business or businesses;

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated December 16, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of December 16, 2025;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to December 18, 2027 (or March 18, 2028, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by December 18, 2027), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Churchill Capital Corp XI, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $15,990,000 to which the Underwriter (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excess Shares” are to any public shareholder, the number of shares beneficially owned by such shareholder, together with any of its affiliates or any other person with whom such shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Exchange Act), that exceed in the aggregate 15% of the shares sold in the Initial Public Offering, which shares may not be redeemed in connection with the Company’s initial business combination without the Company’s prior consent if shareholder approval of such business combination is sought and redemptions are not conducted pursuant to the tender offer rules;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on December 18, 2025;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $600,000 issued to our Sponsor on June 4, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 18, 2025, as amended, and declared effective on December 16, 2025 (File No. 333-291626);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated December 16, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 5,400,000 units that were purchased by the Underwriter pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter had to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Permitted Withdrawals” are to amounts withdrawn to fund our working capital requirements, subject to an annual limit of $1,000,000, and amounts withdrawn to pay our taxes; such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated December 16, 2025, which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

v

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-tenth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.01 per Public Share as of December 31, 2025 (before deduction of any Permitted Withdrawals);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated December 16, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Churchill Sponsor XI LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $414,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated December 16, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriter” are to Citigroup Global Markets Inc., the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated December 16, 2025, which we entered into with the Underwriter;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated December 16, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on June 4, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination. As of the date of this Report, we have not selected any specific Business Combination target. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on December 16, 2025. On December 18, 2025, we consummated our Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-tenth of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $414,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of 500,000 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $414,000,000, comprised of $411,000,000 of the proceeds from the Initial Public Offering and $3,000,000 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Michael Klein, our Chief Executive Officer and Chairman of the Board of Directors, and Jay Taragin, our Chief Financial Officer. We must complete our initial Business Combination by (i) December 18, 2027, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering (or March 18, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by December 18, 2027), (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq.

Our Management Team

We believe that our Management Team and M. Klein and Company, which is an affiliate of our Sponsor, are well positioned to identify and execute attractive Business Combination opportunities. Our objectives are to generate attractive returns for shareholders and enhance value through selecting a high-quality target at an attractive valuation, negotiating favorable acquisition terms for our shareholders and improving operational performance of the acquired company. We expect to favor potential target companies with certain industry and business characteristics. Key industry characteristics include compelling long-term growth prospects, opportunities to affect valuation improvements at the company, attractive competitive dynamics and consolidation opportunities. Key business characteristics include competitive advantages, significant potential; streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

M. Klein and Company has established strategic relationships with selected leading investors and financing providers (“Strategic Partners”). Such Strategic Partners have invested in our Sponsor, thereby sharing in the appreciation of Founder Shares and Private Placement Units and assist M. Klein and Company in evaluating potential acquisition targets.

M. Klein and Company has established an entity within the firm, Archimedes Advisors LLC, which consists of operating partners (“Operating Partners”) who assist us in sourcing potential acquisition targets and creating long-term value in the Business Combination for us. These Operating Partners are comprised of former senior operating executives of leading S&P 500 companies across multiple sectors and industries, including consumer, industrial, materials, energy, mining, chemicals, finance, data, software, enterprise technology, and media. With our breadth of sector coverage and deep operational expertise, we believe we can review a wide range of targets to find the most attractive target for our shareholders. Each Operating Partner has held senior leadership positions with companies where they have a proven strong track record of creating shareholder value, organically and through transformational acquisitions or corporate restructurings, as well as extensive relationships with owners and operators of companies within their respective industries. In addition to assisting in the sourcing of a potential transaction, one Operating Partner is expected to join the acquired company as a director or in another senior executive capacity in order to enhance shareholder value by improving the operational performance of the company and undertaking broader strategic initiatives.

To best align the incentives of Operating Partners with our shareholders, each Operating Partner will be eligible to share in a portion of the appreciation in Founder Shares and Private Placement Units, provided that we successfully complete a Business Combination. The Operating Partner that takes on a director, substantial senior executive, or operating role at the acquired company, on a post-Business Combination basis, will acquire additional Founder Shares from M. Klein Associates Inc. and will have a vesting schedule that is highly aligned with shareholder interests by requiring value creation for shareholders. Operating Partners will not receive any cash compensation from us prior to a Business Combination. We believe that the combination of our Management Team, M. Klein and Company and its Operating Partners and our Board of Directors is an innovative approach to identifying potential high quality Business Combination targets and aligns incentives with our shareholders, providing us with distinctive and differentiated capabilities to create shareholder value.

With respect to the foregoing experiences of our Management, M. Klein and Company and our Strategic and Operating Partners, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our Management’s, M. Klein and Company’s or our Strategic and Operating Partners’ performance as indicative of our future performance.

Members of our Management Team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any members of our Management Team will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

We believe our Management Team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, our Management Team’s relationships with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

Business Strategy

Our strategy is to:

●	leverage the strategic and transactional experience of our founder to bring advice and attention to potential Business Combination targets;

●	deliver creative approaches to transaction sourcing; and

●	utilize an understanding of global financial markets and events, financing, and overall corporate strategy options.

Our selection process leverages our founder’s and our Strategic and Operating Partners’ network of industry, venture capital sponsor, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisors, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We deploy a proactive, thematic sourcing strategy and focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance. Members of our Management Team, M. Klein and Company and our Strategic and Operating Partners are communicating with their network of relationships to articulate our initial Business Combination criteria, including the parameters of our search for a target business, and we have begun the disciplined process of pursuing and reviewing promising leads.

Our Management Team and M. Klein and Company have experience in:

●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams;

●	negotiating transactions favorable to investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions; and

●	accessing the capital markets, including financing businesses and helping companies transition to public ownership.

M. Klein and Company’s Operating Partners have experience in:

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses.

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of our Management Team, M. Klein and Company and our Strategic and Operating Partners provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. We may also have the benefit of using M. Klein and Company, or another affiliate of our Sponsor, as a financial advisor on our Business Combinations and other transactions. Our competitive strengths include the following:

●	Deep Experience of Operating Partners. We believe that our ability to leverage the experience of the Operating Partners, who comprise former senior operating executives of S&P 500 companies across multiple sectors and industries, provides us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

●	Proprietary Sourcing Channels and Leading Industry Relationships. We believe the capabilities and connections associated with our Management Team, in combination with those of M. Klein and Company and our Strategic and Operating Partners, provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We believe that these sourcing capabilities are further bolstered by our Management Team’s, M. Klein and Company’s and our Strategic and Operating Partners’ reputation and deep industry relationships.

●	Investing Experience. We believe that our Management’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential Business Combinations and select one that will be well received by the public markets.

●	Execution and Structuring Capability. Our Management Team and Sponsor believe that our and our Strategic Partners’ combined expertise and reputation allows us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Investment Criteria

We have developed the following high-level, non-exclusive investment criteria that we use to screen for and evaluate target businesses. We seek to acquire a business that:

●	Is Sourced Through our Proprietary Channels. We do not participate in broadly marketed processes, but rather aim to leverage our extensive network to source our Business Combination.

●	Would Benefit from our Capabilities. We seek to acquire a business where the collective capabilities of our Management and Sponsor can be leveraged to tangibly improve the operations and market position of the target.

●	Has a Committed and Capable Management Team. We seek to acquire a business with a professional management team whose interests are aligned with those of our investors and complement the expertise of our Management Team. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

●	Potential to Generate Stable Free Cash-Flow. We seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

●	Has the Potential to Grow Through Further Acquisition Opportunities. We seek to acquire a business that has the potential to grow inorganically through additional acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed herein, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that are made available to us. We also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial Business Combination within the Combination Period. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period and do not hold a shareholder vote to amend our Amended and Restated Articles to extend the amount of time we will have to consummate an initial Business Combination, the Founder Shares and Private Placement Units may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Our Sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. As of the date of this Report, we have not selected any Business Combination target.

As described in “---Sourcing of Potential Business Combination Targets,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, none of the Strategic Partners or Operating Partners or their personnel are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will continue to assist us in identifying Business Combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our Strategic and Operating Partners may have fiduciary, contractual or other obligations or duties to other organizations to present Business Combination opportunities to such other organizations rather than to us. Accordingly, if any Strategic or Operating Partner becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he, she or it has fiduciary, contractual or other obligations or duties, he, she or it will honor those obligations and duties to present such Business Combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential business may be presented to another entity prior to its presentation to us.

While neither M. Klein and Company nor any of our Strategic and Operating Partners have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Any of M. Klein and Company’s or our Strategic and Operating Partners’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of M. Klein and Company and our Strategic and Operating Partners or their respective clients or counterparties may at times be averse to ours. Please see “ — Certain Potential Conflicts of Interest Relating to M. Klein and Company” for additional information regarding certain potential conflicts of interest relating to M. Klein and Company and our Strategic and Operating Partners.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or of M. Klein and Company and our Strategic and Operating Partners, or policies applicable to M. Klein and Company or any of our Strategic and Operating Partners, will materially affect our ability to complete our initial Business Combination.

Our Sponsor, officers, directors, M. Klein and Company and our Strategic and Operating Partners may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial Business Combination. As a result, our Sponsor, officers, directors, M. Klein and Company and our Strategic and Operating Partners could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved, including Churchill Capital Corp IX (if it does not consummate its initial Business Combination with Plus Automation, Inc.). M. Klein and Company, Mr. Klein and the Operating Partners have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies, including Churchill Capital Corp IX (if it does not consummate its initial Business Combination with Plus Automation, Inc.). As a result, M. Klein and Company, Mr. Klein and the Operating Partners may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers and Operating Partners involved with a particular blank check company. Mr. Klein currently does not have any existing contractual and fiduciary obligations to other parties to offer acquisition opportunities to such parties unless presented to him solely in his capacity as a director or officer of such parties. However, no assurance can be given that Mr. Klein will not in the future, agree or be required, pursuant to additional contractual obligations or fiduciary duties, to offer acquisition opportunities coming to his attention to other entities.

Because there are numerous SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other SPACs in pursuing Business Combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Sponsor Information

Our Sponsor is a Delaware limited liability company, which was recently formed to invest in our company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our company. Michael Klein is the controlling shareholder of M. Klein Associates Inc., which is the managing member of our Sponsor, and controls the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our company held by our Sponsor. The securities beneficially owned by Churchill Sponsor XI LLC may also be deemed to be beneficially owned by Mr. Klein. Mr. Klein holds approximately 85.5% of the Sponsor membership interests reflecting indirect interests in the Founder Shares and approximately 50% of the Sponsor membership interests reflecting indirect interests in the Private Placement Units. The managing member has admitted third party accredited investors with prior business relationships with the managing member as members of the Sponsor holding approximately 14.5% of the Sponsor membership interests reflecting indirect interests in the Founder Shares and approximately 50% of the Sponsor membership interests reflecting indirect interests in the Private Placement Units. Such parties have no right to control the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor and do not have any direct or indirect material interest in our Sponsor. Additionally, M. Klein and Company has established strategic and working relationships with Strategic Partners and Operating Partners. Certain of such Strategic Partners and Operating Partners have invested in our Sponsor, thereby sharing in the appreciation of Founder Shares and Private Placement Units and assisting M. Klein and Company in evaluating potential acquisition targets. Such parties have no right to control the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor and do not have any direct or indirect material interest in our Sponsor.

Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes paid or payable on the income earned on the Trust Account) at the time of execution of the definitive agreement for such Business Combination. Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

If we do not complete our initial Business Combination within the Combination Period, while we do not currently intend to seek shareholder approval to amend our Amended and Restated Articles to extend the amount of time we will have to consummate an initial Business Combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial Business Combination beyond 36 months from the closing of our Initial Public Offering. If we determine not to or are unable to extend the time period to consummate our initial Business Combination or fail to obtain shareholder approval to extend the Combination Period, our Sponsor’s investment in our Founder Shares and our Private Placement Units will be worthless.

Our Amended and Restated Articles will require the affirmative vote of a majority of our Board of Directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial Business Combination.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for seeking shareholder approval or for purposes of a tender offer, as applicable. So long as we obtain and maintain a listing for our securities on Nasdaq, we would be required to comply with such 80% rule.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of $414,549,783 (before any redemptions, any Permitted Withdrawal, taxes payable on the interest earned, if any, and payment of the Deferred Fee), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds held in our Trust Account, our shares, debt or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other businesses or assets or for working capital.

We have not selected any Business Combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Members of our Management Team, M. Klein and Company and our Strategic and Operating Partners are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions with a Business Combination target, with respect to a Business Combination transaction with us. Please see “— Sourcing of Potential Business Combination Targets” for additional information regarding limitations on our access to investment opportunities sourced by M. Klein and Company and our Strategic and Operating Partners.

Sourcing of Potential Business Combination Targets

M. Klein and Company or any of our Strategic and Operating Partners may compete with us for acquisition opportunities that we may target for our initial Business Combination. If M. Klein and Company or any of our Strategic and Operating Partners decides to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company or any of our Strategic and Operating Partners or by persons who may make decisions for us or any of our Strategic and Operating Partners may be suitable for both us and for M. Klein and Company or the relevant Strategic and Operating Partner and may be directed to M. Klein and Company, the relevant Strategic and Operating Partner or other third parties rather than to us. Neither M. Klein and Company nor any of our Strategic and Operating Partners has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential Business Combination of which they become aware.

Our Management Team, in their other endeavors (including any affiliation they may have with M. Klein and Company or any of our Strategic and Operating Partners), may choose or be required to present potential Business Combinations or other transactions to M. Klein and Company, the relevant Strategic and Operating Partner or third parties, before they present such opportunities to us. We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any M. Klein and Company or any of our Strategic and Operating Partners. In the event we seek to complete our initial Business Combination with a business that is affiliated (as defined in our Amended and Restated Articles) with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Prior to or in connection with the completion of our initial Business Combination, there may be payment by the Company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals. In addition, we have agreed, pursuant to the Administrative Support Agreement and indemnification services agreement with the managing member our Sponsor, that we will indemnify the managing member of our Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including our initial Business Combination) or any claim against the managing member of our Sponsor alleging any expressed or implied management or endorsement by the managing member of our Sponsor of any of the Company’s activities or any express or implied association between the managing member of our Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

So long as we obtain and maintain a listing for our securities on Nasdaq, we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any Deferred Fee and taxes payable) at the time of the agreement to enter into the initial Business Combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to our company from a financial point of view. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or if the post-transaction company is otherwise not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is currently no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial Business Combination.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our Management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

In evaluating a prospective target business, we conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The Company will not pay any consulting fees to members of our Management Team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial Business Combination in a single industry. By completing our Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future Management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock, shares or other equity interests of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

So long as we obtain and maintain a listing for our securities on Nasdaq, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of our Class A Ordinary Shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in issued and outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Such a purchase would include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of shares or warrants our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial Business Combination. Any such transactions may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will be subject to restrictions in making purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of or against approving the Business Combination transaction;

●	our Sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates;

o	the impact, if any, of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the Business Combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares, subject to the limitations described herein. As of December 31, 2025, the Redemption Price was approximately $10.01 (before Permitted Withdrawals). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the Deferred Fee we will pay to the Underwriter upon completion of our initial Business Combination. Our Sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares or Private Placement Shares held by them and any Public Shares held by them in connection with the completion of our Business Combination.

Limitations on Redemptions

We may be subject to a minimum cash requirement or a maximum redemption requirement which may be contained in the agreement relating to our initial Business Combination. For example, the proposed Business Combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Under Nasdaq rules, asset acquisitions and stock or share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. If we structure an initial Business Combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial Business Combination. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above will be contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution of our shareholders, which is a resolution passed by at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the Amended and Restated Articles) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company of which notice specifying the intention to propose the resolution as a Special Resolution has been duly given.

If we hold a shareholder vote to approve our initial Business Combination, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval at an Ordinary Resolution for such Business Combination under Cayman Islands law and pursuant to our Amended and Restated Articles (or such higher approval threshold as may be required by Cayman Islands or other applicable law and pursuant to our Amended and Restated Articles). However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. A quorum for such meeting will consist of the holders present in person or by proxy of shares the Company representing at least one-third (1/3) of the voting power of all outstanding shares of the Company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (except for any such Public Shares purchased in compliance with the requirements of Rule 14e-5 under the Exchange Act) in favor of our initial Business Combination. For purposes of seeking approval of the requisite majority of our outstanding Ordinary Shares voted, abstentions and non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in respect of such Ordinary Resolution, if all outstanding shares are voted on a resolution to approve our initial Business Combination, in addition to our Sponsor’s Founder Shares and Private Placement Shares, we would need 13,550,001, or 32.7%, of the 41,400,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles, vote their shares, regardless of such vote pertains to an Ordinary Resolution or a Special Resolution of two-thirds of our Ordinary Shares voted at the meeting, we would not need any Public Shares in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares or Private Placement Shares and any Public Shares held by them in connection with the completion of a Business Combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination, and instead may search for an alternate Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Amended and Restated Articles will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to the Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Public Shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including the Excess Shares) for or against our Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation materials or tender offer documents (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination (or any later date determined by our Board of Directors) in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy solicitation materials or tender offer documents (as applicable) that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate the applicable delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination set forth in the proxy materials or tender offer documents, as applicable, unless otherwise agreed to by us.

Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination until the end of the Combination Period or until such earlier liquidation date as our Board of Directors may approve, to consummate an initial Business Combination. No redemption rights shall be offered to our Public Shareholders in connection with any extension from 24 months to 27 months if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our Business Combination within the Combination Period and do not hold a shareholder vote to amend our Amended and Restated Articles to extend the amount of time we have to consummate an initial Business Combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, officers or directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have agreed that they will not propose any amendment to our Amended and Restated Articles (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to the right of holders of our Class A Ordinary Shares or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares. Pursuant to our Amended and Restated Articles, such an amendment would need to be approved by a Special Resolution.

We expect that all costs and expenses associated with implementing our liquidation, as well as payments to any creditors, will be funded from the $736,204 (as of December 31, 2025) of proceeds held outside the Trust Account and Permitted Withdrawals, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our liquidation, to the extent that there is any interest accrued in the Trust Account following Permitted Withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.01 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of Permitted Withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of Permitted Withdrawals, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to the $736,204 (as of December 31, 2025) of proceeds held outside of the Trust Account and Permitted Withdrawals with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and a liquidator may determine that such funds should be included in our bankruptcy or insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we are unable to complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to approve an amendment to our Amended and Restated Articles (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a such shareholder redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Certain Potential Conflicts of Interest Relating to M. Klein and Company

Our Sponsor is an affiliate of M. Klein and Company. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. To the fullest extent permitted by law, Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties.

As a result, M. Klein and Company’s clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial Business Combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the company, may be suitable both for us and for M. Klein and Company or any of its clients, and will be directed initially to such persons rather than to us. To the fullest extent permitted by law, none of Mr. Klein, M. Klein and Company or members of our Management Team who are also employed by M. Klein and Company have any obligation to present us with any opportunity for a potential Business Combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties (including other SPACs they are or may become involved with).

In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. In particular, M. Klein and Company, Mr. Klein and the Operating Partners, as well as our Board of Directors, have incorporated and are actively engaged in Churchill Capital Corp IX, a SPAC currently searching for, or in the process of consummating, a Business Combination. Churchill Capital Corp IX (if it does not consummate its initial Business Combination with Plus Automation, Inc.), like us, may pursue initial Business Combination targets in any business or industry. Any such companies, including Churchill Capital Corp IX (if it does not consummate its initial Business Combination with Plus Automation, Inc.), may present additional conflicts of interest in pursuing an acquisition target. M. Klein and Company, Mr. Klein and the Operating Partners have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies. As a result, M. Klein and Company, Mr. Klein and the Operating Partners may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers and Operating Partners involved with a particular blank check company. Mr. Klein currently does not have any existing contractual and fiduciary obligations to other parties to offer acquisition opportunities to such parties unless presented to him solely in his capacity as a director or officer of such parties. However, no assurance can be given that Mr. Klein will not in the future, agree or be required, pursuant to additional contractual obligations or fiduciary duties, to offer acquisition opportunities coming to his attention to other entities.

The potential conflicts described above may limit our ability to enter into a Business Combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

Additionally, we may engage one or more affiliates of our Sponsor, officers or directors or their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial Business Combination.

Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company

M. Klein and Company may compete with us for acquisition opportunities that we may target for our initial Business Combination. If M. Klein and Company decides to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company or by persons who may make decisions for us may be suitable for both us and for M. Klein and Company may be directed to M. Klein and Company or other third parties rather than to us. M. Klein and Company does not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential Business Combination of which they become aware.

Our Management Team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may choose or be required to present potential Business Combinations or other transactions to M. Klein and Company or third parties, before they present such opportunities to us.

Not all Members of Our Management Team are Independent of M. Klein and Company

Our Management Team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. To the fullest extent permitted by law, Mr. Klein has no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our Management Team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person devotes in any time period to our company varies based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Public Units, Class A Ordinary Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with GAAP, or reconciled to GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act applicable to Exchange Act registered companies. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates equals or exceeds $700 million as of the end of the prior June 30th.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, which is completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage the Underwriter or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriter are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriter to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure our shareholders that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to shareholders of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond December 18, 2027 (or March 18, 2028, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are not limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations;

●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	other than amendments relating to the appointment or removal of directors prior to our initial Business Combination (which would require the approval of a majority of at least 90% of our Ordinary Shares voting at the applicable general meeting) and amendments relating to the Company’s continuation in a jurisdiction outside the Cayman Islands (which would require the approval of our Board of Directors), the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the combined company may decline below the initial value of the Public Units after our initial Business Combination;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit our shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.003 per Founder Share and, accordingly, our Public Shareholders experienced immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-tenth of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For more detailed descriptions of these and other risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that Redemption Price may be less than $10.01 per Public Share (as of December 31, 2025).

The proceeds held in the Trust Account are initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our Amended and Restated Articles, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (net of Permitted Withdrawals and less up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in Trust Account such that redemption price may be less than $10.01 per Public Share (as of December 31, 2025).

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 640 Fifth Avenue, 14th Floor, New York, NY 10019, and our telephone number is (212) 380-7500. The cost for our use of this space is included in the $30,000 per month fee we pay to an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “CCXIU”, “CCXI” and “CCXIW,” respectively. Our Public Units commenced public trading on December 17, 2025, and our Public Shares and Public Warrants commenced separate public trading on February 9, 2026.

(b)	Holders

On March 26, 2026, there were two holders of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 500,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

On December 18, 2025, we consummated our Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share, and one-tenth of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment.

The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $414,000,000. Citigroup Global Markets Inc. acted as sole book running manager and Underwriter. On December 18, 2026, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of 500,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to our Sponsor, generating gross proceeds of $5,000,000.

Following the closing of our Initial Public Offering on December 18, 2025, a total of $414,000,000 comprised of $411,000,000 of the proceeds from the Initial Public Offering (which amount includes $15,990,000 of the Deferred Fee) and $3,000,000 of the proceeds from the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, (ii) in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Continental that is reasonably satisfactory to us. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on June 4, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Churchill Sponsor XI LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on a target in an industry where we believe our Management Team and founder’s expertise will provide us with a competitive advantage. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on December 16, 2025. On December 18, 2025, we consummated our Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-tenth of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $414,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 500,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $414,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, (ii) in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until December 18, 2027 (24 months from the closing of the Initial Public Offering or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and net of Permitted Withdrawals, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq.

Recent Developments

On February 5, 2026, we announced that, commencing on February 9, 2026, the holders of the Public Units may elect to separately trade the Class A Ordinary Shares and the Public Warrants included in the Public Units.

On March 17, 2026, the Board appointed each of Paul Lapping and Stephen Murphy as a member of the Board. The Board also appointed each of Messrs. Lapping and Murphy as a member of the Compensation Committee and the Audit Committee and Mr. Lapping as the chairperson of the Audit Committee, replacing William Sherman, who had served as the interim chairperson of the Audit Committee. Mr. Sherman will continue to serve as a member of the Audit Committee. Each of Messrs. Lapping and Murphy will serve as a member of the first class of directors, which term will expire at our first annual general meeting.

On March 17, 2026, we entered into a director agreement with each of Mr. Sherman, Mr. Lapping and Mr. Murphy, pursuant to which, in connection with each director’s continuing service as a director of the Company, we agreed to pay each director cash compensation of $75,000 per annum, beginning on April 1, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 4, 2025 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from June 4, 2025 (inception) through December 31, 2025, we had a net income of $382,098, which consists of interest income on cash held in the Trust Account of $549,783, offset by operating and formation costs of $167,685.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $414,000,000 was placed in the Trust Account. We incurred fees of $19,618,232, consisting of $3,000,000 (net of $3,210,000 Underwriter’s reimbursement) of cash underwriting fee, the Deferred Fee of $15,990,000 and $628,232 of other offering costs.

As of December 31, 2025, we had $736,204 of cash in our operating account. As of December 31, 2025, we had a working capital of $932,087. As of December 31, 2025, $549,783 of the amount earned on funds held in the Trust Account was available for Permitted Withdrawals.

As of December 31, 2025, we had marketable securities held in the Trust Account of $414,549,783 (including approximately $549,783 of interest income). We may withdraw interest from the Trust Account for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of Permitted Withdrawals, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025, we had cash held outside of the Trust Account of approximately $736,204. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note , and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $600,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. The loan of $356,062 was fully repaid upon the consummation of our Initial Public Offering on December 18, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” as of December 31, 2025, we had sufficient funds for our working capital needs until a minimum of one year from the date of the financial statements included elsewhere in this Report. We cannot assure our shareholders that our plan to consummate an initial Business Combination will be successful.

We do not believe that we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot assure our shareholders that new financing will be available to us on commercially acceptable terms, if at all.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on December 18, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of our the Sponsor $30,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. For the year ended December 31, 2025, we incurred $15,000, respectively, in fees for these services, of which such amount is included in accrued expenses in the balance sheet of the financial statements included elsewhere in this Report.

Underwriting Agreement

We granted the Underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any. On December 16, 2025, the Underwriter fully exercised its Over-Allotment Option.

The Underwriter was paid a cash underwriting discount of $3,000,000 (after deduction of $3,210,000 of Underwriter’s reimbursement). Additionally, the Underwriter is entitled to payment of the Deferred Fee of $15,990,000 upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us in connection with Permitted Withdrawals, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See our financial statements and notes thereto included elsewhere in this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of December 31, 2025.

Warrant Instruments

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own Ordinary Shares and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, we evaluated and classified the Warrant instruments under equity treatment at its assigned fair value.

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per Ordinary Share is computed by dividing net income applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Michael Klein	62	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	60	Chief Financial Officer
William Sherman	62	Director
Paul Lapping	63	Director
Stephen Murphy	62	Director

The experience of our directors and executive officers is as follows:

Michael Klein has served as our Chief Executive Officer, President and the Chairman of our Board of Directors since inception. Mr. Klein is also the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IX (Nasdaq: CCIX) (“Churchill IX”), a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, and a Director of Oklo, described below. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics, a provider of comprehensive intellectual property and scientific information, analytical tools, and services, in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc (NYSE: CLVT) from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the board of directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp., a provider of digital learning and talent management solutions, and Global Knowledge Training LLC, a provider of IT and professional skills development in June 2021, and Mr. Klein currently serves on the board of directors of the combined company, Skillsoft Corp. (NYSE: SKIL). Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the board of directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc., a technology-enabled provider of end-to-end healthcare cost management solutions, in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. (NYSE: MPLN). Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the board of directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. (NASDAQ: LCID), a manufacturer of luxury electric vehicles, in July 2021. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the board of directors of Churchill Capital Corp V, a blank check company formed in 2020. Churchill Capital Corp V did not consummate an initial Business Combination and was liquidated in October 2023. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the board of directors of Churchill Capital Corp VI (“Churchill VI”), a blank check company formed in 2021. Churchill VI did not consummate an initial Business Combination and was liquidated in October 2023. In December 2020, Mr. Klein founded and became Chief Executive Officer, President and Chairman of the board of directors of Churchill Capital Corp VII (“Churchill VII”), a special purpose acquisition company that completed a $1.38 billion initial public offering in February 2021. In August 2023, Churchill VII entered into a definitive agreement to merge with CorpAcq., a corporate compounder with a record of acquiring and supporting founder-led businesses. In August 2024, the definitive agreement with CorpAcq was terminated and Churchill Capital Corp VII began the process of liquidation and returning cash held in trust to its shareholders. In March 2021, Mr. Klein founded and became Chief Executive Officer and Chairman of the board of directors of AltC Acquisition Corp., a special purpose acquisition company formally known as Churchill Capital Corp VIII, the eighth such corporation in the Churchill series of SPACs, and completed its $500 million initial public offering in July 2021. In July 2023, AltC Acquisition Corp. entered into a definitive agreement to merge with Oklo, a fission technology and nuclear fuel recycling company which seeks to provide clean, reliable, affordable energy globally through the design and deployment of next-generation fast reactor technology, which was approved by the shareholders of AltC Acquisition Corp. in May 2024, and where he continues as a Director. Mr. Klein has been the Chief Executive Officer, President and Chairman of the board of directors of Churchill IX, a blank check company which raised $287.5 million in its initial public offering in May 2024 and in June 2025 announced it had entered into a Business Combination agreement with Plus Automation Inc., a company commercializing AI-based virtual driver software for autonomous trucks. Mr. Klein also served as the Chief Executive Officer, President and Chairman of the board of directors of Churchill Capital Corp X (“Churchill X”), a blank check company, from January 2024 until the consummation of its initial Business Combination in February 2026 with Infleqtion (“Infleqtion”), a company developing neutral atom based technology to provide improvement in computing and precision sensing applications. Mr. Klein served as a Director of Credit Suisse Group AG and Credit Suisse AG from April 2018 to October 2022.

Mr. Klein is the founder and managing partner of M. Klein and Company, LLC (“MKC”), which he founded in 2012. MKC is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments, and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 35-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting.

Mr. Klein is well qualified to serve on our Board of Directors due to his significant investment banking and advisory experience as well as his extensive experience with SPACs.

Jay Taragin has served as our Chief Financial Officer since inception. He is also the Chief Financial Officer of MKC, which he joined in May 2019. He was the Chief Financial Officer of Churchill VII from December 2020, and in August 2023, Churchill VII entered into a definitive agreement to merge with CorpAcq. In August 2024, the definitive agreement with CorpAcq was terminated and Churchill VII began the process of liquidation and returning cash held in trust to its shareholders. Mr. Taragin was also the Chief Financial Officer of AltC Acquisition Corp., until its initial Business Combination in May 2024 with Oklo. Mr. Taragin is also the Chief Financial Officer of Churchill IX, a blank check company which raised $287.5 million in its initial public offering in May 2024 and in June 2025 announced it had entered into a Business Combination agreement with Plus Automation Inc., a company commercializing AI-based virtual driver software for autonomous trucks. Mr. Taragin was the Chief Financial Officer of Churchill X from February 2024 until the consummation of its initial Business Combination with Infleqtion in February 2026. Prior to joining MKC, Mr. Taragin served as the US Scotiabank Chief Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a certified public accountant and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.

William Sherman has served as a Director since December 2025. Since July 2024, he has served as a Director of Churchill IX, and since May 2025, he has served as a Director of Churchill X. He has served as the Executive Vice President and Chief Operating Officer of Nat Sherman Inc. (“Nat Sherman”), a third-generation, family-owned tobacco company from 1991 to January 2017. During his time at Nat Sherman, Mr. Sherman played a pivotal role in the growth of the brand, establishing it as a leading luxury product in its category. His responsibilities spanned operations, manufacturing oversight, product development, and international sales management. As a leader in small manufacturing, Mr. Sherman was actively involved in numerous industry boards. He was a vocal advocate on regulatory and legislative issues, ensuring that the industry’s interests were well-represented. In 2017, Mr. Sherman successfully spearheaded the sale of Nat Sherman to Altria Group Inc., marking a significant milestone in Nat Sherman’s history. Following the sale, Mr. Sherman retired but remains actively engaged in various roles. He serves on the Statesmen Athletic Association board of Hobart and William Smith Colleges, his alma mater, and has dedicated himself to an array of investment and philanthropic efforts. Mr. Sherman received a Bachelor of Arts degree from Hobart and William Smith Colleges. Mr. Sherman is well qualified to serve on our Board of Directors due to his significant operational, financial and leadership experience.

Paul D. Lapping has served as a Director since March 2026. He is the Manager of Jakal Investments, LLC, a private investment firm he founded in 2005 that focuses on technology, healthcare, fintech, and artificial intelligence sectors. Since April 2015, he has also served as the Manager of Green Pastures Management, LLC, a series LLC with underlying LLC investment vehicles, where he manages and oversees the investment activities of the series and underlying vehicles. He has served as a director of Churchill IX since April 2025. From August 2025 to February 2026, he also served as a director of Churchill X. From 2011 to 2012, Mr. Lapping served as Chief Operating Officer of SuRo Capital Corp. (Nasdaq: SSSS), a publicly traded, growth-stage venture capital firm (“Suro”). Prior to Suro, Mr. Lapping served as a director and Chief Financial Officer of New University Holdings Corp., a capital pool company listed on the TSX Venture Exchange, from August 2010 to August 2011. From October 2009 to May 2011, Mr. Lapping was Chief Financial Officer, Treasurer, Secretary, and a director of 57th Street General Acquisition Corp., a SPAC. Between 2007 and 2009, he served as Chief Financial Officer, Treasurer, and Secretary of Alternative Asset Management Acquisition Corp., also a SPAC. From 1995 to 2003, Mr. Lapping was a General Partner of Minotaur Partners II, L.P. and Merchant Partners, L.P., private equity partnerships focused on middle-market investments. From 1991 to 1995, Mr. Lapping led corporate development at Montgomery Ward Holding Corp., a diversified retail and direct marketing company. From 1988 to 1991, Mr. Lapping worked at Farley Industries, Inc. and its affiliated companies (including Fruit of the Loom, Inc. and West Point-Pepperell, Inc.) in corporate development and finance roles. Earlier in his career, Mr. Lapping worked with Golder, Thoma and Cressey, a private equity firm, and in the mergers and acquisitions group at Salomon Brothers Inc. Mr. Lapping is a Certified Public Accountant. He holds a Bachelor of Science degree from the University of Illinois and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Lapping is well-qualified to serve as a member of the Board due to his significant operational, financial and leadership experience and experience serving on SPAC boards.

Stephen Murphy has served as a Director since March 2026. He has served as the Co-Founding Partner of Merivel Capital Partners LLP, a boutique private placement group authorized by the UK FCA, since 2023. Since 2010, Mr. Murphy has also served as Chairman of “Budd – London” as well as a director of numerous other luxury goods manufacturers and retailers including Brown Thomas Group (Ireland), H Huntsman & Sons Limited (UK), “The Watch Gallery” UK and J. R. Tusting & Company (UK). Mr. Murphy has significant past investment banking, principal investing, and direct entrepreneurial experience across a wide range of industries and is actively involved in a number of international businesses at board levels. He has served as a director of Churchill IX since May 2024. He also served as a director of Churchill X from August 2025 to the completion of its business combination in February 2026, and served as a director of Churchill VI and Churchill VII from 2021 until their respective liquidations. Mr. Murphy is also an active angel investor. Mr. Murphy serves as a director of various companies related to Qalaa Holdings SAE, which is involved in energy and infrastructure investments in Egypt. Mr. Murphy was trained as a financial analyst in New York starting in 1986 and ultimately was made head of Salomon Brothers International’s M&A Group in London. He went on to become a Managing Director of Citigroup International. As a Managing Director of Citigroup International, Mr. Murphy was involved in the evaluation and execution of private and public financings and capital raising. Mr. Murphy received an M.A. from University of Dublin Trinity College. Mr. Murphy is well-qualified to serve as a member of the Board due to his significant financial and leadership experience and experience serving on SPAC boards.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

We have four directors as of the date of this Report. Our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Lapping and Murphy, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Sherman, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Klein, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial Business Combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. Holders of our Founder Shares will have the right to vote to appoint and remove all of our directors prior to consummation of our initial Business Combination and holders of our Public Shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our Amended and Restated Articles may only be amended if approved by a Special Resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of our Ordinary Shares voting at the applicable general meeting.

Approval of our initial Business Combination will require the affirmative vote of a majority of our Board of Directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Articles as it deems appropriate. Our Amended and Restated Articles provide that our officers may consist of any Chairman or co-Chairman of the Board, a Vice Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Secretary, a Treasurer, Vice Presidents, one or more assistant Vice Presidents, one or more assistant Treasurers, one or more assistant Secretaries and such other officers as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. Subject to phase-in rules and certain limited exceptions, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. In addition, Nasdaq rules generally require that the Compensation Committee of a listed company be comprised solely of independent directors, subject to certain limited exceptions set forth thereunder.

Audit Committee

We have established an Audit Committee of the Board of Directors. Messrs. Sherman, Lapping and Murphy serve as members of our Audit Committee. Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. Each of Messrs. Murphy, Sherman and Lapping is independent.

Mr. Lapping serves as the chair of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Mr. Lapping qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the Audit Committee, including, among other things:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

We have established a Compensation Committee of the Board of Directors. Messrs. Sherman, Lapping and Murphy serve as members of our Compensation Committee. Mr. Sherman serves as the chair of the Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we generally would be required to have at least two members of the Compensation Committee, each of whom must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including, among other things:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the Compensation Committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees will be Messrs. Sherman, Lapping and Murphy. In accordance with Rule 5605 of the Nasdaq rules, each of Messrs. Sherman, Lapping and Murphy is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

A copy of the Code of Ethics is attached hereto as Exhibit 14.

Trading Policies

On December 16, 2025, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

A copy of the Insider Trading Policy is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report. We will pay each of our independent directors cash compensation of $75,000 per annum, beginning on April 1, 2026, and continuing for the duration of their service as a director of the Company. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account, including Permitted Withdrawals. Other than quarterly Audit Committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals:

●	reimbursement to the managing member of our Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support made available to us;

●	at the closing of our initial Business Combination, payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination;

●	repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or our officers and directors to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into Private Placement Units, at a price of $10.00 per unit at the option of the lender; and

●	our independent directors will each receive cash compensation of $75,000 per annum, beginning on April 1, 2026, and continuing for the duration of their service as a director of the Company.

In addition, we have agreed, pursuant to the Administrative Support Agreement with the managing member of our Sponsor relating to the monthly reimbursement for office space and administrative services described above, that we will indemnify the managing member of our Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business (including our initial Business Combination) or any claim against the managing member of our Sponsor alleging any expressed or implied management or endorsement by the managing member of our Sponsor of any of the Company’s activities or any express or implied association between the managing member of our Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account. After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer documents (as applicable) furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board of Directors for determination, either by a Compensation Committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Recovery and Clawback Policy

On December 16, 2025, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 26, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 55,700,000 of our Ordinary Shares, consisting of (i) 41,900,000 Class A Ordinary Shares and (ii) 13,800,000 Class B Ordinary Shares, issued and outstanding as of March 26, 2026. On all matters to be voted upon, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law, other than as provided under our Amended and Restated Articles. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Churchill Sponsor XI LLC (our Sponsor)(3)	500,000	1.2%	13,800,000	100.0%	25.7%
Michael Klein(3)	500,000	1.2%	13,800,000	100.0%	25.7%
Jay Taragin	—	—	—	—	—
William Sherman	—	—	—	—	—
Paul Lapping	—	—	—	—	—
Stephen Murphy	—	—	—	—	—
All directors and executive officers as a group (five (5) individuals)	500,000	1.2%	13,800,000	100.00%	25.7%

Other 5% Shareholders
Empyrean (4)	3,500,000	8.3%	--	--	6.3%
MMCAP(5)	2,700,000	6.4%	--	--	4.8%
Adage (6)	2,700,000	6.4%	--	--	4.8%
Magnetar (7)	2,700,000	6.4%	--	--	4.8%
Fort Baker (8)	2,252,979	5.3%	--	--	4.0%
Millennium(9)	2,224,879	5.3%	--	--	4.0%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Churchill Capital Corp XI, 640 Fifth Avenue, 14th Floor, New York, New York 10019.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of our initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the consummation of our initial Business Combination, as may be determined by our directors), or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Michael Klein, our Chief Executive Officer, President and Chairman of the Board of Directors, is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor XI LLC, our Sponsor, and accordingly Mr. Klein may be deemed to have beneficial ownership of securities held by our Sponsor. Mr. Klein disclaims any ownership of the securities of our Company held by our Sponsor, other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Based on a Schedule 13G filed with the SEC on February 17, 2026 by Empyrean Capital Partners, LP (“ECP”), which has shared voting and dispositive power with Amos Meron. Mr. Meron serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the common stock directly held ECP. The address of the business office of each of the reporting persons is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.
(5)	According to a Schedule 13G/A filed with the SEC on February 13, 2026, by MMCAP International Inc. SPC and MM Asset Management Inc. The principal business address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P. O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The principal business address of MM Asset Management Inc is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, Ontario M5J 2S1 Canada.
(6)	Based on a Schedule 13G filed with the SEC on February 12, 2026, by Adage Capital Partners, L.P. (“ACP”). Adage Capital Management, L.P. (“ACM”) is the investment manager of ACP and holds shared voting and dispositive power over the shares held by ACP. Robert Atchinson as (i) managing member of Adage Capital Advisors, L.L.C. (“ACA”), managing member of Adage Capital Partners GP, L.L.C. (“ACPGP”), general partner of ACP and (ii) managing member of Adage Capital Partners LLC (“ACPLLC”), general partner of ACM, holds shared voting and dispositive power over the shares held by ACP. Phillip Gross as (i) managing member of ACA, managing member of ACPGP, and (ii) managing member of ACPLLC, general partner of ACM, holds shared voting and dispositive power with respect to the shares held by ACP. The business address of each person and entity listed above is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(7)	Based on Schedule 13G filed with the SEC on February 17, 2026, by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”); (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”); (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”); and (iv) Mr. David J. Snyderman, a U.S. citizen (“Mr. Snyderman,” together with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. Effective October 24, 2022, Mr. Snyderman is the Chief Executive Officer of Magnetar Financial and the manager of Supernova Management. The principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(8)	Based on Schedule 13G filed with the SEC on February 17, 2026, by Fort Baker Capital Management LP, Steven Patrick Pigott (“Mr. Pigott”) and Fort Baker Capital, LLC. Fort Baker Capital Management LP, Mr. Pigott and Fort Baker Capital, LLC share voting and dispositive power over the reported shares. The principal business address of each reporting person is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94938.
(9)	According to a Schedule 13G filed with the SEC on December 23, 2025 by (i) Millennium Management LLC., a Delaware limited liability company (“Millennium Management”), (ii) Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), and (iii) Israel Englander (“Mr. Englander,” and collectively with Millennium Management and Millennium Group Management, the “Millennium Parties”). The securities disclosed herein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The principal business address of each of the Millenium Parties is 399 Park Avenue, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 4, 2025, our Sponsor acquired an aggregate of 8,625,000 Founder Shares. In November 2025, we issued 2,875,000 Class B Ordinary Shares to our Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B Ordinary Shares increasing to 11,500,000. In December 2025, we issued 2,300,000 Class B Ordinary Shares to our Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B Ordinary Shares increasing to 13,800,000 (up to 1,800,000 of which were subject to forfeiture depending on the extent to which the Underwriter’s Over-Allotment Option was exercised). The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 25% of the outstanding shares upon completion of the Initial Public Offering (not including the Class A Ordinary Shares underlying the Private Placement Units). Our Public Shareholders may incur material dilution due to the anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. The Founder Shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor purchased an aggregate of 500,000 Private Placement Units, at a price of $10.00 per unit, for an aggregate purchase price of $5,000,000 in a Private Placement that closed simultaneously with the closing of the Initial Public Offering. Each Private Placement Unit consists of one Class A Ordinary Share and one-tenth of one warrant. Each whole Private Placement Warrant contained in the Private Placement Units is exercisable to purchase one whole Class A Ordinary Share at a price of $11.50 per share. The Private Placement Warrants will become exercisable 30 days after the completion of our initial Business Combination. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination. The Private Placement Warrants will be non-redeemable and exercisable for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation.

Commencing on December 17, 2025, we began reimbursing M. Klein Associates Inc., the managing member of our Sponsor, in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support made available to us. In addition, we have agreed, pursuant to the Administrative Support Agreement with the managing member of our Sponsor described above, that we will indemnify them from any claims arising out of or relating to the Initial Public Offering, or our operations or conduct of our business (including our initial Business Combination) or any claim against them alleging any expressed or implied management or endorsement by them of any of our activities or any express implied association between them and us, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the Company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account, including Permitted Withdrawals.

There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the Initial Public Offering, our Sponsor loaned us up to $600,000 to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of (x) December 31, 2026, or (y) the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering and is no longer outstanding as of the date of this Report.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units (and its underlying securities). Except as set forth above, the terms of such loans by our Sponsor, affiliates of our Sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have agreed to indemnify our Sponsor and its members (present and former), managers and affiliates and their respective present and former officers and directors to the fullest extent permitted under applicable law from any claims made by us or a third party in respect of any investment opportunities sourced by them or any liability arising with respect to their activities in connection with our affairs, to the extent that such indemnification, hold harmless and exoneration obligations with respect to such matters are not expressly covered by a separate written agreement between us and any such party. Such indemnity will provide that the indemnified parties cannot access the funds held in our Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a Registration Rights Agreement with respect to the Private Placement Units and their underlying securities, the units issuable upon conversion of Working Capital Loans (if any) and their underlying securities and the Class A Ordinary Shares issuable upon conversion of the Founder Shares.

On March 17, 2026, we entered into a director agreement with each of Mr. Sherman, Mr. Lapping and Mr. Murphy, pursuant to which, in connection with each director’s continuing service as a director of the Company, we agreed to pay each director cash compensation of $75,000 per annum, beginning on April 1, 2026.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Messrs. Sherman, Lapping and Murphy is an “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2025, totaled approximately $63,960. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the year ended December 31, 2025.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Withum for tax services, planning or advice for the year ended December 31, 2025.

All Other Fees

All other fees consist of the aggregate fees billed for all other services.  We did not pay Withum for any other services for the year ended December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

CHURCHILL CAPITAL CORP XI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Churchill Capital Corp XI

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Churchill Capital Corp XI (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from June 4, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from June 4, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 26, 2026

PCAOB ID Number 100

CHURCHILL CAPITAL CORP XI

BALANCE SHEET

AS OF DECEMBER 31, 2025

December 31, 2025
Assets:
Current assets
Cash	$736,204
Prepaid insurance	307,750
Prepaid expenses	18,800
Total current assets	1,062,754
Prepaid insurance – long-term	296,995
Marketable securities and cash held in Trust Account	414,549,783
Total Assets	$415,909,532

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accrued expenses	$55,667
Accrued offering costs	75,000
Total Current Liabilities	130,667
Deferred underwriting fee payable	15,990,000
Total Liabilities	16,120,667

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 41,400,000 shares at redemption value of $10.00 per share	414,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding, excluding 41,400,000 shares subject to possible redemption	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding (1)(2)	1,380
Additional paid-in capital	—
Accumulated deficit	(14,212,565)
Total Shareholders’ Deficit	(14,211,135)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$415,909,532

(1)	On June 4, 2025, the Company issued 8,625,000 Founder Shares to the Sponsor. In November 2025 and December 2025, the Company issued an additional 2,875,000 and 2,300,000 Founder Shares, respectively, to the Sponsor, resulting in a total of 13,800,000 Founder Shares (see Note 5).

(2)	Up to 1,800,000 Class B ordinary shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,800,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP XI

STATEMENT OF OPERATIONS

For the Period from June 4, 2025 (Inception) Through December 31,
2025
Operating and formation costs	$167,685
Loss from operations	(167,685)

Other income:
Interest earned on marketable securities and cash held in Trust Account	549,783
Other income	549,783

Net income	$382,098

Basic weighted average shares outstanding, Class A Ordinary Shares	2,593,810

Basic net income per share, Class A Ordinary Shares	$0.03

Diluted weighted average shares outstanding, Class A Ordinary Shares	2,593,810

Diluted net income per share, Class A Ordinary Shares	$0.02

Basic weighted average shares outstanding, Class B Ordinary Shares (1)(2)	12,111,429

Basic net income per share, Class B Ordinary Shares	$0.03

Diluted weighted average shares outstanding, Class B Ordinary Shares (1)(2)	12,780,000

Diluted net income per share, Class B Ordinary Shares	$0.02

(1)	On June 4, 2025, the Company issued 8,625,000 Founder Shares to the Sponsor. In November 2025 and December 2025, the Company issued an additional 2,875,000 and 2,300,000 Founder Shares, respectively, to the Sponsor, resulting in a total of 13,800,000 Founder Shares (see Note 5).

(2)	Excluded an aggregate of up to 1,800,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,800,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP XI

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 4, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficit	Deficit
Balance — June 4, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ord inary Shares issued to Sponsor	—	—	13,800,000	1,380	23,619	—	24,999

Sale of Private Placement Units	500,000	50	—	—	4,999,950	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	2,028,600	—	2,028,600

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(103,589)	—	(103,589)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	(6,948,580)	(14,594,663)	(21,543,243)

Net income	—	—	—	—	—	382,098	382,098

Balance – December 31, 2025	500,000	$50	13,800,000	$1,380	$—	$(14,212,565)	$(14,211,135)

(1)	On June 4, 2025, the Company issued 8,625,000 Founder Shares to the Sponsor. In November 2025 and December 2025, the Company issued an additional 2,875,000 and 2,300,000 Founder Shares, respectively, to the Sponsor, resulting in a total of 13,800,000 Founder Shares (see Note 5).

(2)	Excluded an aggregate of up to 1,800,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as such, the 1,800,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP XI

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 4, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$382,098
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	76,717
Interest earned on cash held in Trust Account	(549,783)
Changes in operating assets and liabilities:
Prepaid expenses	7,203
Prepaid insurance	(307,750)
Long-term prepaid insurance	(296,995)
Accounts payable and accrued expenses	55,666
Net cash used in operating activities	(632,844)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	407,790,000
Proceeds from sale of Private Placement Units	5,000,000
Underwriters’ reimbursement	3,210,000
Repayment of IPO Promissory Note - related party	(356,062)
Payment of offering costs	(274,890)
Net cash provided by financing activities	415,369,048

Net Change in Cash	736,204
Cash – Beginning of period	—
Cash – End of period	$736,204

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$278,342
Prepaid services contributed by Sponsor through IPO Promissory Note—related party	$1,003
Deferred Fee payable	$15,990,000

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Organization and General

Churchill Capital Corp XI (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from June 4, 2025 (inception) through December 31, 2025 relates to (i) the Company’s formation and the Initial Public Offering (as defined below), and (ii) subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination., which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is Churchill Sponsor XI LLC (the “Sponsor”), an affiliate of M. Klien and Company, LLC. The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2025 (File No. 333-291626), was declared effective on December 16, 2025 (as amended, the “IPO Registration Statement”). On December 18, 2025, the Company consummated the Initial Public Offering of 41,400,000 units at $10.00 per unit (the “Public Units”), which includes the full exercise of the underwriter’s Over-Allotment Option (as defined in Note 7) in the amount of 5,400,000 units (the “Option Units”) at $10.00 per Option Unit (Note 3), generating gross proceeds of $414,000,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-tenth of one redeemable warrant (each, a “Public Warrant”). Simultaneously, the Company consummated the sale of 500,000 units, (the “Private Placement Units”) (Note 4), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $5,000,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A Ordinary Share and one-tenth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50, subject to adjustment.

Transaction costs amounted to $19,618,232, consisting of $3,000,000 of cash underwriting fee (net of $3,210,000 underwriter’s reimbursement), $15,990,000 of Deferred Fee (as defined in Note 6), and $628,232 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering on December 18, 2025, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, and a portion of the proceeds of the sale of the Private Placement Units in the Private Placement, was placed in a Trust Account (the “Trust Account”). The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”) and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares, that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred Fee (as defined below) and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account (net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $1,000,000, and to pay taxes (“permitted withdrawals”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.

Pursuant to the Company’s Amended and Restated Articles if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period. The Class A Ordinary Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the Ordinary Shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Ordinary Shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the initial Business Combination, subject to the limitations described herein.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and other in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $736,204 of cash and a working capital surplus of $932,087. In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the year ended December 31, 2025, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of December 31, 2025 the Company had $1,000,000 available for permitted withdraws for the period from December 18, 2025 until December 18, 2026, which is the 1-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Security and Exchange Commission (“SEC”).

Emerging Growth Company Status

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $736,204 and did not have any cash equivalents as of December 31, 2025.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. At December 31, 2025, $414,429,619 was invested in U.S. Treasury Securities and $676 was held in cash, at an amortized cost of $414,549,783 as reflected on the accompanying balance sheet (see Note 9).

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the year ended December 31, 2025, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of December 31, 2025 the Company had $1,000,000 available for permitted withdrawals for the period from December 18, 2025 until December 18, 2026, which is the 1-year anniversary of the Initial Public Offering.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A Ordinary Shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Class A Ordinary Shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Units are charged to shareholders’ deficit as the warrants, after management’s evaluation, are accounted for under equity treatment.

Transaction costs amounted to $19,618,232, consisting of $3,000,000 of cash underwriting fee (net of $3,210,000 underwriter’s reimbursement), $15,990,000 of deferred underwriting fee (the “Deferred Fee”) (Note 6), and $628,232 of other offering costs.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the period from June 4, 2025 (inception) through December 31, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 41,100,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Period from June 4, 2025 (Inception) Through December 31, 2025
Basic net income per Ordinary Share	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$67,397	$314,701
Denominator:
Basic weighted average shares outstanding	2,593,810	12,111,429
Basic net income per Ordinary Share	$0.03	$0.03

	For the Period from June 4, 2025 (Inception) Through December 31, 2025
Diluted net income per Ordinary Share	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$64,466	$317,632
Denominator:
Diluted weighted average shares outstanding	2,593,810	12,780,000
Diluted net income per ordinary share	$0.02	$0.02

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC Topic 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(2,028,600)
Public Shares issuance cost	(19,514,643)
Plus:
Accretion of carrying value to redemption value	21,543,243
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$414,000,000

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrant Instruments

The Company accounts for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are 4,140,000 Public Warrants and 50,000 Private Warrants currently outstanding as of December 31, 2025.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units at a price of $10.00 per Unit for a total of $414 million, which includes the full exercise of the underwriter’s Over-Allotment Option. Each Unit consists of one Public Share and one-tenth of one warrant . Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 500,000 Private Placement Units for an aggregate purchase price of $5,000,000. Each Private Placement Unit consists of one Class A Ordinary Share and one-tenth of one warrant (each, a “Private Warrant,” together with the Public Warrants, the “Warrants”). Each whole Private Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

On June 4, 2025, the Company issued an aggregate of 8,625,000 Class B ordinary shares, $0.0001 par value (the “Class B Ordinary Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company (the “Founder Shares,” including the Public Shares issuable upon conversion thereof). In November 2025, the Company issued 2,875,000 Class B Ordinary Shares to the Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B Ordinary Shares increasing to 11,500,000. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 2,300,000 Founder Shares, for which the Sponsor now holds 13,800,000 Founder Shares in the aggregate. All share and per share data has been retrospectively presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination , as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination . If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination (the date on which the Company consummates a transaction which results in the shareholders having the right to exchange their shares for cash, securities, or other property subject to certain limited exceptions).

Promissory Note — Related Party

On June 4, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2026, or the date on which the Company consummates the Initial Public Offering. The Company repaid $356,062 at the closing of the Initial Public Offering. Borrowings under the note are no longer available.

Administrative Support Agreement

Commencing on the date of the securities of the Company are first listed, December 17, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from June 4, 2025 (inception) through December 31, 2025, the Company incurred and paid $15,000 in fees for these services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A Ordinary Shares issuable upon conversion of the Founder Shares and any Class A Ordinary Shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The Company granted the underwriter 45-day option from the date of the Initial Public Offering to purchase up to an additional 5,400,000 units to cover over-allotments, if any (the “Over-Allotment Option”). On December 18, 2025, the underwriter elected to fully exercise their Over-Allotment Option to purchase an additional 5,400,000 Units at a price of $10.00 per Unit.

The underwriter was entitled to a cash underwriting discount of $0.15 per Unit, $6,210,000 which was paid to the underwriter upon the closing of the Initial Public Offering. The underwriter paid the Company an aggregate amount of $3,210,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering.

Additionally, the underwriter is entitled to a Deferred Feeof $15,990,000, of which (x) $14,490,000 is placed in the Trust Account located in the United States and released to the underwriter only upon the completion of an initial Business Combination and (y) $1,500,000 which will be payable to the underwriter from funds available outside the Trust Account upon the announcement that the Company has entered into a definitive Business Combination agreement.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of December 31, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 41,400,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. As of December 31, 2025, there were 13,800,000 Class B Ordinary Shares issued and outstanding, which included an aggregate of up to 1,800,000 shares subject to forfeiture if the Over-Allotment Option is not exercised by the underwriter in full. As a result of the full exercise of the Over-Allotment Option by the underwriter, the 1,800,000 Founder Shares are no longer subject to forfeiture.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants

As of December 31, 2025, there were 41,400,000 Public Warrants and 50,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant (i) Public Warrant Agreement, dated December 16, 2025, which the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), as Public Warrant agent and (ii) Private Warrant Agreement, dated December 16, 2025, which the Company entered into with Continental, as Private Placement Warrant agent (together, the “Warrant Agreements”), a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company did not register the Public Shares issuable upon exercise of the Warrants at the time of the Initial Public Offering. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants for cash when the price per Class A Ordinary Shares equals or exceeds $18.00. Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per Warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout such 30 trading day period and the 30-day redemption period.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Private Placement Warrants contained in the Private Placement Units will be non-redeemable. The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Warrants will not expire except upon liquidation.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision makers (“CODMs”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODMs have been identified as the Chief Executive Officer and the Chief Financial Officer, who review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODMs assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs reviews several key metrics, which include the following:

December 31, 2025
Cash	$736,204
Marketable securities held in Trust Account	$414,549,783

For the Period from June 7, 2025 (Inception) through December 31, 2025
Operating and formation costs	$167,685
Interest earned on marketable securities and cash held in Trust Account	$549,783

The CODMs review interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Operating and formation costs are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODMs also review operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the accompanying statement of operations, are the significant segment expenses provided to the CODMs on a regular basis.

All other segment items included in net income or loss are reported on the accompanying statement of operations and described within their respective disclosures .

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2025, assets held in the Trust Account were comprised of $676 in cash and $414,429,619 invested in U.S. Treasury Bills.

	Amortized Cost	Unrealized Gain	Fair Value
December 31, 2025
U.S. Treasury Securities (Matures on 4/14/26 and 6/18/26)	$414,549,106	$(119,487)	$414,429,619

CHURCHILL CAPITAL CORP XI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The fair value of the Public Warrants was $2,028,600 or $0.49 per public warrant as of the Initial Public Offering. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the public warrants:

December 18, 2025
Volatility	10%
Risk free rate	3.49%
Stock price	$9.95
Weighted terms (Yrs)	2.85
Market Pricing Adjustment	16.9%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through December 31, 2025, the date that the accompanying financial statement was issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On March 17, 2026, the Board appointed each of Paul Lapping and Stephen Murphy as a director of the Board, effective immediately. The Board also appointed each of Messrs. Lapping and Murphy as a member of the Compensation Committee and the Audit Committee and Mr. Lapping as the chairperson of the Audit Committee, replacing William Sherman, who had served as the interim chairperson of the Audit Committee. Mr. Sherman will continue to serve as a member of the Audit Committee. Each of Messrs. Lapping and Murphy will serve as a member of the first class of directors, which term will expire at our first annual general meeting.

On March 17, 2026, the Company entered into a director agreement with each of Mr. Sherman, Mr. Lapping and Mr. Murphy, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director cash compensation of $75,000 per annum, beginning on April 1, 2026.

EXHIBIT INDEX

No.	Description of Exhibit
1	Underwriting Agreement, dated December 16, 2025, by and between the Company and Citigroup Global Markets Inc., as the underwriter. (3)
3	Amended and Restated Memorandum and Articles of Association of the Company. (3)
4.1	Public Warrant Agreement, dated December 16, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Private Warrant Agreement, dated December 16, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.3	Description of Registered Securities.*
10.1	Investment Management Trust Agreement, December 16, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.2	Registration Rights Agreement, dated December 16, 2025, by and among the Company and certain security holders. (3)
10.3	Private Placement Units Purchase Agreement, dated December 16, 2025, by and between the Company and the Sponsor. (3)
10.4	Letter Agreement, dated December 16, 2025, by and among the Company, its officers, directors, and the Sponsor. (3)
10.5	Administrative Support Agreement, dated December 16, 2025, by and between the Company and an affiliate of the Sponsor. (3)
10.6	Form of Indemnity Agreement. (3)
10.7	Securities Subscription Agreement, dated June 4, 2025, between the Registrant and Sponsor. (1)
10.8	Promissory Note, dated as of June 4, 2025, issued to Sponsor by the Registrant. (1)
10.9	Form of Director Agreement. (4)
14	Code of Business Conduct and Ethics, adopted December 16, 2025. (2)
19	Insider Trading Policies and Procedures, adopted December 16, 2025.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted December 16, 2025.*
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-291626), filed with the SEC on November 18, 2025.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-291626), filed with the SEC on December 10, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2025.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2026	Churchill Capital Corp XI

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein Michael Klein	Chief Executive Officer, Chairman of the Board of Directors and Director	March 26, 2026
(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	March 26, 2026
(Principal Financial and Accounting Officer)

/s/ William Sherman	Director	March 26, 2026
William Sherman

/s/ Paul Lapping	Director	March 26, 2026
Paul Lapping

/s/ Stephen Murphy	Director	March 26, 2026
Stephen Murphy