Form 10-Q
period 2026-03-31
Churchill Capital Corp XI
filed 2026-05-13
CIK 2074973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-43020

Churchill Capital Corp XI

(Exact name of registrant as specified in its charter)

Cayman Islands	86-1959629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue 14th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 380-7500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 13, 2026, there were 41,900,000 Class A Ordinary Shares, par value $0.0001 per share, and 13,800,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP XI

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 26, 2026;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated December 16, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to December 18, 2027 (or March 18, 2028, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by December 18, 2027), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Churchill Capital Corp XI, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $15,990,000 to which the Underwriter (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on December 18, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $600,000 issued to our Sponsor on June 4, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 18, 2025, as amended, and declared effective on December 16, 2025 (File No. 333-291626), and the registration statement on Form S-1MEF (File No. 333-292183) filed with the SEC on December 16, 2025, which became effective upon filing;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated December 16, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 5,400,000 units that were purchased by the Underwriter pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter had to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Permitted Withdrawals” are to amounts withdrawn to fund our working capital requirements, subject to an annual limit of $1,000,000, and amounts withdrawn to pay our taxes; such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated December 16, 2025, which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-tenth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated December 16, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Churchill Sponsor XI LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $414,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated December 16, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriter” are to Citigroup Global Markets Inc., the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated December 16, 2025, which we entered into with the Underwriter;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated December 16, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHURCHILL CAPITAL CORP XI

Condensed Balance Sheets

as of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash	$410,097	$736,204
Prepaid insurance	307,750	307,750
Prepaid expenses	73,109	18,800
Total current assets	790,956	1,062,754
Prepaid insurance – long-term	220,058	296,995
Marketable securities and cash held in Trust Account	418,094,829	414,549,783
Total Assets	$419,105,843	$415,909,532

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accrued expenses	$80,605	$55,667
Accrued offering costs	75,000	75,000
Total Current Liabilities	155,605	130,667
Deferred underwriting fee payable	15,990,000	15,990,000
Total Liabilities	16,145,605	16,120,667

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 41,400,000 shares at redemption value of approximately $10.07 and $10.00 per share at March 31, 2026 and December 31, 2025, respectively	417,094,829	414,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding, excluding 41,400,000 shares subject to possible redemption at March 31, 2026 and December 31, 2025	50	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,380	1,380
Additional paid-in capital	—	—
Accumulated deficit	(14,136,021)	(14,212,565)
Total Shareholders’ Deficit	(14,134,591)	(14,211,135)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$419,105,843	$415,909,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XI

Unaudited Condensed Statement of Operations

for the Three Months Ended March 31, 2026

General and administrative costs	$373,673
Loss from operations	(373,673)

Other income:
Interest earned on marketable securities and cash held in Trust Account	3,545,046
Other income	3,545,046

Net income	$3,171,373

Basic weighted average shares outstanding, Class A Ordinary Shares	41,900,000

Basic and diluted net income per share, Class A Ordinary Shares	$0.06

Basic weighted average shares outstanding, Class B Ordinary Shares	13,800,000

Basic and diluted net income per share, Class B Ordinary Shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XI

Unaudited Condensed Statement of Changes in Shareholders’ Deficit

for the Three Months Ended March 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	500,000	$50	13,800,000	$1,380	$—	$(14,212,565)	$(14,211,135)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(3,094,829)	(3,094,829)

Net income	—	—	—	—	—	3,171,373	3,171,373

Balance – March 31, 2026	500,000	$50	13,800,000	$1,380	$—	$(14,136,021)	$(14,134,591)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XI

Unaudited Condensed Statement of Cash Flows

for the Three Months Ended March 31, 2026

Cash Flows from Operating Activities:
Net income	$3,171,373
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities and cash held in Trust Account	(3,545,046)
Changes in operating assets and liabilities:
Prepaid expenses	(54,309)
Long-term prepaid insurance	76,937
Accrued expenses	24,938
Net cash used in operating activities	(326,107)

Net Change in Cash	(326,107)
Cash – Beginning of period	736,204
Cash – End of period	$410,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 — Organization and Business Operations

Organization and General

Churchill Capital Corp XI (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from June 4, 2025 (inception) through March 31, 2026 relates to (i) the Company’s formation and the Initial Public Offering (as defined below), and (ii) subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination., which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is Churchill Sponsor XI LLC (the “Sponsor”), an affiliate of M. Klein and Company, LLC. The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2025 (File No. 333-291626), was declared effective on December 16, 2025 (as amended, and together with the registration statement on Form S-1MEF (File No. 333-292183) filed with the SEC on December 16, 2025, which became effective upon filing, the “IPO Registration Statement”). On December 18, 2025, the Company consummated the Initial Public Offering of 41,400,000 units at $10.00 per unit (the “Public Units”), which includes the full exercise of the underwriter’s Over-Allotment Option (as defined in Note 6) in the amount of 5,400,000 units (the “Option Units”) at $10.00 per Option Unit (Note 3), generating gross proceeds of $414,000,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-tenth of one redeemable warrant (each, a “Public Warrant”). Simultaneously, the Company consummated the sale of 500,000 units (the “Private Placement Units”) (Note 4), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $5,000,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A Ordinary Share and one-tenth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50, subject to adjustment.

Transaction costs amounted to $19,618,232, consisting of $3,000,000 of cash underwriting fees (net of $3,210,000 underwriter’s reimbursement), $15,990,000 of Deferred Fee (as defined in Note 2), and $628,232 of other offering costs.

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

Pursuant to the Company’s Amended and Restated Articles, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period. The Class A Ordinary Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $410,097 of cash and a working capital surplus of $635,351. In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three months ended March 31, 2026, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of March 31, 2026 the Company had $1,000,000 available for permitted withdraws for the period from December 18, 2025 until December 18, 2026, which is the 1-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these unaudited condensed financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $410,097 and $736,204 as of March 31, 2026 and December 31, 2025, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. At March 31, 2026, $418,017,967 was invested in U.S. Treasury Securities at an amortized cost of $418,094,829 and $676 was held in cash, for a total of $418,094,829 as reflected on the accompanying condensed balance sheets (see Note 9). At December 31, 2025, $414,429,619 was invested in U.S. Treasury Securities at an amortized cost of $414,549,783 and $676 was held in cash, for a total of $414,549,783 as reflected on the accompanying condensed balance sheets (see Note 9).

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of March 31, 2026, the Company had $1,000,000 available for permitted withdrawals for the period from December 18, 2025 until December 18, 2026, which is the 1-year anniversary of the Initial Public Offering.

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

Transaction costs amounted to $19,618,232, consisting of $3,000,000 of cash underwriting fees (net of $3,210,000 underwriter’s reimbursement), $15,990,000 of deferred underwriting fees (the “Deferred Fee”) (Note 6), and $628,232 of other offering costs.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended March 31, 2026, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 4,190,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the period presented.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
Basic and diluted net income per Ordinary Share	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$2,385,647	$785,726
Denominator:
Basic and diluted weighted average shares outstanding	41,900,000	13,800,000
Basic and diluted net income per Ordinary Share	$0.06	$0.06

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(2,028,600)
Public Shares issuance costs	(19,514,643)
Plus:
Accretion of carrying value to redemption value	21,543,243
Class A Ordinary Shares subject to possible redemption, December 31, 2025	414,000,000
Plus:
Accretion of carrying value to redemption value	3,094,829
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$417,094,829

Warrant Instruments

The Company accounts for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are 4,140,000 Public Warrants (as defined in Note 1) and 50,000 Private Warrants (as defined in Note 4) currently outstanding as of March 31, 2026 and December 31, 2025.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units at a price of $10.00 per Unit for a total of $414 million, which includes the full exercise of the underwriter’s Over-Allotment Option. Each Unit consists of one Public Share and one-tenth of one warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).

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

Note 5 — Related Party Transactions

Founder Shares

On June 4, 2025, the Company issued an aggregate of 8,625,000 Class B ordinary shares, $0.0001 par value (the “Class B Ordinary Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company (the “Founder Shares,” including the Public Shares issuable upon conversion thereof). In November 2025, the Company issued 2,875,000 Class B Ordinary Shares to the Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B Ordinary Shares increasing to 11,500,000. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 2,300,000 Founder Shares, for which the Sponsor now holds 13,800,000 Founder Shares in the aggregate. All share and per share data has been retrospectively presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination , as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

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

Promissory Note — Related Party

On June 4, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. The Company repaid the entire outstanding balance of $356,062 at the closing of the Initial Public Offering. Borrowings under the note are no longer available.

Administrative Support Agreement

Commencing on the date of the securities of the Company are first listed, December 17, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, we incurred and paid $90,000 in fees for these services.

Director Agreement

On March 17, 2026, the Company entered into a director agreement with each of its independent directors, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director cash compensation of $75,000 per annum, beginning on April 1, 2026. For the three months ended March 31, 2026, no fees were incurred for these services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units (and underlying securities). As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

Additionally, the underwriter is entitled to a Deferred Fee of $15,990,000, of which (x) $14,490,000 was placed in the Trust Account located in the United States and released to the underwriter only upon the completion of an initial Business Combination and (y) $1,500,000 which will be payable to the underwriter from funds available outside the Trust Account upon the announcement that the Company has entered into a definitive Business Combination agreement.

Legal Fees

On March 25, 2026, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at the discretion of the Company. As of March 31, 2026, the Company has incurred $235,000 of fees in connection with the agreement. These fees are not reflected in the condensed consolidated financial statements and will be recorded when the Business Combination is considered probable.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 41,400,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 13,800,000 Class B Ordinary Shares issued and outstanding, which included an aggregate of up to 1,800,000 shares subject to forfeiture if the Over-Allotment Option is not exercised by the underwriter in full. As a result of the full exercise of the Over-Allotment Option by the underwriter, the 1,800,000 Founder Shares are no longer subject to forfeiture.

Warrants

As of March 31, 2026 and December 31, 2025, there were 4,140,000 Public Warrants and 50,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the (i) Public Warrant Agreement, dated December 16, 2025, which the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), as Public Warrant agent and (ii) Private Warrant Agreement, dated December 16, 2025, which the Company entered into with Continental, as Private Placement Warrant agent ((i) and (ii) together, the “Warrant Agreements”), a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Redemption of Public Warrants for cash when the price per Class A Ordinary Shares equals or exceeds $18.00. Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

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

The Private Placement Warrants contained in the Private Placement Units are non-redeemable. The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Warrants do not expire except upon liquidation.

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

The CODMs assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$410,097	$736,204
Marketable securities and cash held in Trust Account	$418,094,829	$414,549,783

For the Three Months Ended March 31, 2026
General and administrative costs	$373,673
Interest earned on marketable securities and cash held in Trust Account	$3,545,046

The CODMs review interest earned on marketable securities and cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODMs also review general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statement of operations, are the significant segment expenses provided to the CODMs on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited condensed statement of operations and described within their respective disclosures.

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

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of March 31, 2026, assets held in the Trust Account were comprised of $676 in cash and $418,017,967 invested in U.S. Treasury Bills.

	Amortized Cost	Unrealized Loss	Fair Value
March 31, 2026
U.S. Treasury Securities (Mature on 4/14/26 and 6/18/26)	$418,094,153	$(76,186)	$418,017,967

As of December 31, 2025, assets held in the Trust Account were comprised of $676 in cash and $414,429,619 invested in U.S. Treasury Bills.

	Amortized Cost	Unrealized Loss	Fair Value
December 31, 2025
U.S. Treasury Securities (Mature on 4/14/26 and 6/18/26)	$414,549,106	$(119,487)	$414,429,619

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 16, 2026, the Company withdrew $1,000,000 from the Trust Account for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $414,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, (ii) in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Recent Developments

On April 16, 2026, we withdrew $1,000,000 from the Trust Account for working capital purposes.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 4, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $3,171,373, which consists of interest income on marketable securities and cash held in the Trust Account of $3,545,046, offset by general and administrative costs of $373,673.

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

As of March 31, 2026, we had $410,097 of cash in our operating account. As of March 31, 2026, we had a working capital of $635,351. As of March 31, 2026, $4,094,829 of the amount earned on funds held in the Trust Account was available for Permitted Withdrawals.

As of March 31, 2026, we had marketable securities held in the Trust Account of $418,094,829 (including approximately $4,094,829 of interest income). We may withdraw interest from the Trust Account for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any Permitted Withdrawals and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2026, we had cash held outside of the Trust Account of $410,097. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $600,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $356,062 was fully repaid upon the consummation of our Initial Public Offering on December 18, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities).  Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” as of March 31, 2026, we had sufficient funds for our working capital needs until a minimum of one year from the date of the financial statements included elsewhere in this Report. We cannot assure our shareholders that our plan to consummate an initial Business Combination will be successful.

We do not believe that we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot assure our shareholders that new financing will be available to us on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on December 18, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of our the Sponsor $30,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three months ended March 31, 2026, we incurred $90,000 in fees for these services.

Director Agreement

On March 17, 2026, the Company entered into a director agreement with each of its independent directors, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director cash compensation of $75,000 per annum, beginning on April 1, 2026. For the three months ended March 31, 2026, we did not incur fees for these services.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) Any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

We have identified the following as our critical accounting policies. See our unaudited condensed financial statements and notes thereto included elsewhere in this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of March 31, 2026.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Accordingly, we evaluated and classified the Warrant instruments under equity treatment at its assigned fair value.

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

Recent Accounting Standards

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Annual Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one-tenth of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $414,000,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.07 per Public Share as of March 31, 2026 (after adjustment for Permitted Withdrawls but before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreement and (iv) the Administrative Support Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the Underwriter of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our 2025 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2026	Churchill Capital Corp XI

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer

Dated: May 13, 2026	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer