Form 10-Q
period 2026-06-30
Churchill Capital Corp XI
filed 2026-08-13
CIK 2074973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 41,900,000 Class A Ordinary Shares, par value $0.0001 per share, and 13,800,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP XI

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 4, 2025 (inception) through June 30, 2025	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2026 and for the Period from June 4, 2025 (inception) through June 30, 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 4, 2025 (inception) through June 30, 2025	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	30

SIGNATURES		31

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 26, 2026;

●	“A&R Registration Rights Agreement” are to the Amended and Restated Registration Rights Agreement to be entered into by the Reg Rights Holders (as defined below) in connection with the closing of the Agility Robotics Business Combination (as defined below);

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated December 16, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Advisor” are to The Klein Group, LLC, an affiliate of M. Klein & Company;

●	“Advisory Agreement” are to that certain Advisory Agreement, dated as of June 24, 2026, by and among the Company and M. Klein & Company, through its affiliate, The Klein Group, LLC, as the same may be amended, modified, supplemented or waived from time to time;

●	“Agility Common Stock” are to Agility Robotics, Inc.’s common stock, par value $0.0001 per share;

●	“Agility Options” are to all issued and outstanding options to purchase or otherwise acquire shares of Agility Common Stock (whether vested or not vested) held by any person, that were granted under the Amended and Restated 2015 Equity Incentive Plan of Agility Robotics, Inc. or the 2026 Equity Incentive Plan of Agility Robotics, Inc.;

●	“Agility Robotics, Inc.” are to Agility Robotics, Inc., a Delaware corporation;

●	“Agility Robotics Business Combination” are to the Merger (as defined below) together with the other transactions contemplated by the Merger Agreement (as defined below) and the related agreements;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Amended and Restated Sponsor Agreement” are to the amended and restated letter agreement, dated as of June 24, 2026, by and among the Company, the Sponsor and the Insiders (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“August 2026 Note” are to an unsecured promissory note, dated August 7, 2026, issued by the Company to the Sponsor as a Working Capital Loan in the aggregate principal amount of up to $1,500,000;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG PIPE Engagement Letter” are to the engagement letter dated May 29, 2026, pursuant to which the Company engaged BTIG, LLC as a co-placement agent in connection with the PIPE Investment (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Capital Markets Advisory Agreement” are to the agreement dated May 26, 2026, pursuant to which the Company engaged Citi (as defined below) to serve as capital markets advisor to the Company;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Citi” are to Citigroup Global Markets Inc.;

●	“Citi PIPE Engagement Letter” are to the engagement letter, dated as of May 26, 2026, pursuant to which the Company engaged Citi as the lead placement agent in connection with the PIPE Investment;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the closing of the Agility Robotics Business Combination;

●	“Combination Period” are to (i) the 27-month period from the closing of the Initial Public Offering (as defined below) to March 18, 2028 (since we have executed a definitive agreement for an initial Business Combination by December 18, 2027), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Churchill Capital Corp XI, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fees” are to the additional fee of $15,990,000 to which the Underwriter (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Equity Value” are to the pre-money equity value of Agility Robotics, Inc. of $2,500,000,000;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Exchange Ratio” are to the ratio equal to (i) the Per Share Equity Value (as defined below) divided by (ii) the amount to be paid from the Company's trust account for each Class A Ordinary Share tendered for redemption in connection with the Agility Robotics Business Combination;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on December 18, 2025;

●	“Insiders” are to the Sponsor and each of the persons party to the Amended and Restated Sponsor Agreement;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $600,000 issued to our Sponsor on June 4, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 18, 2025, as amended, and declared effective on December 16, 2025 (File No. 333-291626), and the registration statement on Form S-1MEF (File No. 333-292183) filed with the SEC on December 16, 2025, which became effective upon filing;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“July 2026 Note” are to the unsecured promissory note, dated on July 2, 2026, issued by the Company to the Sponsor as a Working Capital Loan in the aggregate principal amount of up to $1,500,000;

●	“Letter Agreement” are to the Letter Agreement, dated December 16, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Merger Sub” are to BLB Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company;

●	“Merger Agreement” are to the Agreement and Plan of Merger and Reorganization, dated as of June 24, 2026, by and among the Company, Merger Sub and Agility Robotics, Inc.;

●	“Merger” are to the intended merger by which Merger Sub will merge with and into Agility Robotics, Inc., with Agility Robotics, Inc. continuing as the surviving corporation and as a wholly owned subsidiary of the Company, pursuant to the Merger Agreement;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“New Holders” are to certain persons and entities receiving shares of common stock of the Company after domestication in connection with the Merger and entering into the A&R Registration Rights Agreement;

●	“Option Units” are to the 5,400,000 units that were purchased by the Underwriter pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter had to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Per Share Equity Value” are to the quotient obtained by dividing the (x) sum of (A) the Equity Value plus (B) the aggregate exercise price of all outstanding options to purchase shares of Agility Common Stock (whether vested or unvested) by (y) the sum of (A) the aggregate number of shares of Agility Common Stock outstanding as of immediately prior to the Merger (after giving effect to the conversions of each share of preferred stock, simple agreements for future equity (SAFEs) and all equity securities of Agility Robotics, Inc. issued or issuable in connection with a Permitted Bridge Financing (as defined in the Merger Agreement) into shares of Agility Common Stock, in accordance with their terms, prior to the Closing), (B) to the extent not already included in clause (A), the aggregate number of shares of Agility Common Stock issuable in respect of all Agility Options, all issued and outstanding warrants to purchase or otherwise acquire Agility Common Stock, or other convertible securities convertible into or exchangeable for capital stock of Agility Robotics, Inc. (in each case, whether vested or unvested) prior to the Merger and (C) to the extent not already included in clause (A) or (B), the aggregate number of shares of Agility Common Stock issuable upon the conversion, exercise, exchange or settlement of all securities issued in connection with any Permitted Bridge Financing, in each case, to the extent outstanding as of immediately prior to the Merger;

●	“Permitted Withdrawals” are to amounts withdrawn to fund our working capital requirements, subject to an annual limit of $1,000,000, and amounts withdrawn to pay our taxes; such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“PIPE Engagement Letters” are to the Citi PIPE Engagement Letter and the BTIG PIPE Engagement Letter, together;

●	“PIPE Investment” are to the private placement pursuant to which the Company entered into Subscription Agreements with certain investment funds, pursuant to which, subject to the terms and conditions thereof, the Company has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to purchase, 20,102,500 shares of common stock of the Company after domestication at a purchase price of $10.00 per share for an aggregate commitment of $201,025,000;

●	“PIPE Investors” are to the investors participating in the PIPE Investment;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated December 16, 2025, which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-tenth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Reg Rights Holders” are to the Sponsor and the New Holders;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated December 16, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026;

●	“Resale Registration Statement” are to that certain registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders within 30 calendar days after the Closing;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

v

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Churchill Sponsor XI LLC, a Delaware limited liability company;

●	“Subscription Agreements” are to those certain common stock subscription agreements entered into by and among the Company and the investors party thereto, in each case, on or around June 24, 2026 and in connection with the PIPE Investment;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $414,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated December 16, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriter” are to Citigroup Global Markets Inc., the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated December 16, 2025, which we entered into with the Underwriter;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Voting and Support Agreements” are to those certain Voting and Support Agreements entered into by the Company and certain stockholders of Agility Robotics, Inc., in their capacity as such, concurrently and in connection with the execution of the Merger Agreement;

●	“Warrant Agreement” are to the Warrant Agreement, dated December 16, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHURCHILL CAPITAL CORP XI

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash	$1,252,516	$736,204
Prepaid insurance	307,750	307,750
Prepaid expenses	53,832	18,800
Total current assets	1,614,098	1,062,754
Prepaid insurance – long-term	143,120	296,995
Marketable securities and cash held in Trust Account	420,879,831	414,549,783
Total Assets	$422,637,049	$415,909,532

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accrued expenses	$520,360	$55,667
Accrued offering costs	75,000	75,000
Subscription Agreement liability	137,772,195	—
Deferred underwriting fee payable	1,500,000	—
Total Current Liabilities	139,867,555	130,667
Deferred underwriting fee payable	14,490,000	15,990,000
Total Liabilities	154,357,555	16,120,667

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 41,400,000 shares at redemption value of approximately $10.17 and $10.00 per share at June 30, 2026 and December 31, 2025, respectively	420,879,831	414,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding, excluding 41,400,000 shares subject to possible redemption at June 30, 2026 and December 31, 2025	50	50
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,380	1,380
Additional paid-in capital	—	—
Accumulated deficit	(152,601,767)	(14,212,565)
Total Shareholders’ Deficit	(152,600,337)	(14,211,135)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$422,637,049	$415,909,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP XI

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 4, 2025 (inception) Through June 30, 2025
General and administrative costs	$693,551	$1,067,224	$22,045
Subscription Agreement expense	39,072,918	39,072,918	—
Loss from operations	(39,766,469)	(40,140,142)	(22,045)

Other income (expense):
Change in fair value of Subscription Agreement liability	(98,699,277)	(98,699,277)	—
Interest earned on marketable securities and cash held in Trust Account	3,785,002	7,330,048	—
Other expense, net	(94,914,275)	(91,369,229)	—

Net loss	$(134,680,744)	$(131,509,371)	$(22,045)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	41,900,000	41,900,000	—

Basic and diluted net loss per share, Class A Ordinary Shares	$(2.42)	$(2.36)	$—

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares (2)	13,800,000	13,800,000	12,000,000 (1)

Basic and diluted net loss per share, Class B Ordinary Shares	$(2.42)	$(2.36)	$(0.00)

(1)	The period from June 4, 2025 (Inception) to June 30, 2025 excludes up to 1,800,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriter (see Note 7).
(2)	In November 2025 and December 2025, the Company issued an aggregate of 25,175,000 Class B Ordinary Shares to the Sponsor by way of a share capitalization, resulting in the total number of outstanding Class B Ordinary Shares increasing to 13,800,000. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP XI

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	500,000	$50	13,800,000	$1,380	$—	$(14,212,565)	$(14,211,135)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(3,094,829)	(3,094,829)

Net income	—	—	—	—	—	3,171,373	3,171,373

Balance – March 31, 2026	500,000	50	13,800,000	1,380	$—	(14,136,021)	(14,134,591)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(3,785,002)	(3,785,002)

Net loss	—	—	—	—	—	(134,680,744)	(134,680,744)

Balance – June 30, 2026	500,000	$50	13,800,000	$1,380	$—	$(152,601,767)	$(152,600,337)

FOR THE PERIOD FROM JUNE 4, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 4, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor(1)(2)	—	—	13,800,000	1,380	23,620	—	25,000

Net loss	—	—	—	—	—	(22,045)	(22,045)

Balance – June 30, 2025	—	$—	13,800,000	$1,380	$23,620	$(22,045)	$2,954

(1)	Includes up to 1,800,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriter (see Note 7).
(2)	In November 2025 and December 2025, the Company issued 25,175,000 Class B Ordinary Shares to the Sponsor by way of a share capitalization, resulting in the total number of outstanding Class B Ordinary Shares increasing to 13,800,000. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP XI

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Period from June 4, 2025 (inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net loss	$(131,509,371)	$(22,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	334
Interest earned on marketable securities and cash held in Trust Account	(7,330,048)	—
Subscription agreement expense	39,072,918	—
Change in fair value of subscription agreement liability	98,699,277	—
Changes in operating assets and liabilities:
Prepaid expenses	(35,032)	—
Long-term prepaid insurance	153,875	—
Accrued expenses	464,693	21,711
Net cash used in operating activities	(483,688)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Net cash provided by investing activities	1,000,000	—

Net Change in Cash	516,312	—
Cash – Beginning of period	736,204	—
Cash – End of period	$1,252,516	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$37,500
Prepaid services contributed by Sponsor in exchange for the issuance of Class B Ordinary Shares to the Sponsor	$—	$25,000
Prepaid services contributed by Sponsor through promissory note – related party	$—	$2,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 — Organization and Business Operations

Organization and General

Churchill Capital Corp XI (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses(the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The Company has a direct wholly owned subsidiary, BLB Merger Sub, Inc. (“Merger Sub”), a Delaware corporation. Merger Sub was formed on May 18, 2026, for the sole purposes of effectuating the Agility Robotics Business Combination (as defined below) (see Note 6).

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from June 4, 2025 (inception) through June 30, 2026 relates to (i) the Company’s formation and the Initial Public Offering (as defined below), and (ii) subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and activities in connection with attempting to complete a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is Churchill Sponsor XI LLC (the “Sponsor”), an affiliate of M. Klein and Company, LLC. The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2025 (File No. 333-291626), was declared effective on December 16, 2025 (as amended, and together with the registration statement on Form S-1MEF (File No. 333-292183) filed with the SEC on December 16, 2025, which became effective upon filing, the “IPO Registration Statement”). On December 18, 2025, the Company consummated the Initial Public Offering of 41,400,000 units at $10.00 per unit (the “Public Units”), which includes the full exercise of the underwriter’s Over-Allotment Option (as defined in Note 6) in the amount of 5,400,000 units (the “Option Units”) at $10.00 per Option Unit (see Note 3), generating gross proceeds of $414,000,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-tenth of one redeemable warrant (each, a “Public Warrant”). Simultaneously, the Company consummated the sale of 500,000 units (the “Private Placement Units”) (see Note 4), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $5,000,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A Ordinary Share and one-tenth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50, subject to adjustment.

Transaction costs amounted to $19,618,232, consisting of $3,000,000 of cash underwriting fees (net of $3,210,000 underwriter’s reimbursement), $15,990,000 of Deferred Fees (as defined in Note 2), and $628,232 of other offering costs.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred Fees and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

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

Merger Agreement

On June 24, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (as may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) with Merger Sub and Agility Robotics, Inc., a Delaware corporation. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub will merge with and into Agility Robotics, Inc., with Agility Robotics, Inc., continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger” and, together with the transactions contemplated by the Merger Agreement and the related agreements, the “Agility Robotics Business Combination”).

Amended and Restated Sponsor Agreement

In connection with the execution of the Merger Agreement, on June 24, 2026, the Company amended and restated that certain letter agreement, dated December 16, 2025, from the Sponsor and each of the persons undersigned thereto to the Company (the “Amended and Restated Sponsor Agreement”). For more details on the Merger Agreement and Amended and Restated Sponsor Agreement, see Note 6.

The foregoing descriptions of each of the Merger Agreement and the Amended and Restated Sponsor Agreement are qualified in their entirety by reference to each of the Merger Agreement and the Amended and Restated Sponsor Agreement filed as Exhibits 2.1 and 10.1, respectively, to this Report.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $1,252,516 of cash and a working capital deficit of $138,253,457. In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Initially, up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. On August 7, 2026, in connection with the issuance of the August 2026 Note (as defined in Note 10), the board of directors of the Company (the “Board”) approved an additional $1,500,000 of Working Capital Loans (which was in addition to the July 2026 Note (as defined in Note 10)) that may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units and the underlying securities would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Additionally, to fund working capital, the Company has Permitted Withdrawals from the Trust Account available up to an annual limit of $1,000,000. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and six months ended June 30, 2026, the Company has withdrawn $1,000,000 from the Trust Account for working capital purposes. As of June 30, 2026, the Company had $0 available for Permitted Withdrawals for the period from December 18, 2025 until December 18, 2026, which is the 1-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties in order to fund working capital needs. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

Moreover, the Company will need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities. Management intends to complete a Business Combination within the Combination Period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

On May 18, 2026, Merger Sub was formed.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,252,516 and $736,204 as of June 30, 2026 and December 31, 2025, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. At June 30, 2026, $420,735,420 was invested in U.S. Treasury Securities at an amortized cost of $420,879,491 and $340 was held in cash, for a total of $420,879,831 as reflected on the accompanying condensed consolidated balance sheets (see Note 9). At December 31, 2025, $414,429,619 was invested in U.S. Treasury Securities at an amortized cost of $414,549,783 and $676 was held in cash, for a total of $414,549,783 as reflected on the accompanying condensed consolidated balance sheets (see Note 9).

To fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $1,000,000. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company withdrew $1,000,000 and $0, respectively, from the Trust Account for working capital purposes. As of June 30, 2026, the Company had $0 available for Permitted Withdrawals for the period from December 18, 2025 until December 18, 2026, which is the 1-year anniversary of the Initial Public Offering.

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

Transaction costs amounted to $19,618,232, consisting of $3,000,000 of cash underwriting fees (net of $3,210,000 underwriter’s reimbursement), $15,990,000 of deferred underwriting fees (the “Deferred Fees”) (see Note 6), and $628,232 of other offering costs.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted loss per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the six months ended June 30, 2026 was less than the exercise price and, therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 4,190,000 Class A Ordinary Shares in the aggregate. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the period presented.

The following table reflects the calculation of basic and diluted net loss per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 4, 2025 (inception) Through June 30, 2025
Basic and diluted net loss per Ordinary Share	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss	$(101,312,804)	$(33,367,940)	$(98,927,157)	$(32,582,214)	$—	$(22,045)
Denominator:
Basic and diluted weighted average shares outstanding	41,900,000	13,800,000	41,900,000	13,800,000	—	12,000,000
Basic and diluted net loss per Ordinary Share	$(2.42)	$(2.42)	$(2.36)	$(2.36)	$—	$(0.00)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(2,028,600)
Public Shares issuance costs	(19,514,643)
Plus:
Accretion of carrying value to redemption value	21,543,243
Class A Ordinary Shares subject to possible redemption, December 31, 2025	414,000,000
Plus:
Accretion of carrying value to redemption value	3,094,829
Class A Ordinary Shares subject to possible redemption, March 31, 2026	417,094,829
Plus:
Accretion of carrying value to redemption value	3,785,002
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$420,879,831

Warrant Instruments

The Company accounts for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are 4,140,000 Public Warrants (as defined in Note 1) and 50,000 Private Warrants (as defined in Note 4) outstanding as of June 30, 2026 and December 31, 2025.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Subscription Agreement (as defined in Note 6) liability meets the criteria for derivative liability classification. As such, the Subscription Agreement liability is recorded at its initial fair value on the date of issuance, and each unaudited condensed consolidated balance sheet date thereafter. Changes in the estimated fair value of the derivative liability are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the Subscription Agreement liability is discussed in Note 9.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Administrative Support Agreement

Commencing on the date of the securities of the Company are first listed, December 17, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively. For the period from June 4, 2025 (inception) through June 30, 2025, no fees were incurred for these services.

Director Agreement

On March 17, 2026, the Company entered into a director agreement with each of its independent directors, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director cash compensation of $75,000 per annum, beginning on April 1, 2026. For the three and six months ended June 30, 2026, $56,250 fees were incurred for these services. For the period from June 4, 2025 (inception) through June 30, 2025, no fees were incurred for these services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Initially, up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. On August 7, 2026, in connection with the issuance of the August 2026 Note, the Board approved an additional $1,500,000 of Working Capital Loans (which is in addition to the July 2026 Note) that may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Legal Fees

On March 25, 2026, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at the discretion of the Company. As of June 30, 2026, the Company has incurred $2,489,000 of fees in connection with the agreement. These fees are not reflected in the condensed consolidated financial statements and will be recorded when the Business Combination is considered probable.

Merger Agreement

On June 24, 2026, the Company entered into the Merger Agreement with Merger Sub and Agility Robotics, Inc. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect the Merger.

The value of the aggregate consideration to be paid to the stockholders, holders of options and holders of other convertible securities of Agility Robotics, Inc. at the Closing will be based on a pre-money equity value of Agility Robotics, Inc. of $2,500,000,000 (the “Equity Value”). The Equity Value will be used to calculate the Exchange Ratio (as defined below). Each outstanding share of capital stock of Agility Robotics, Inc., subject to certain exceptions set forth in the Merger Agreement, will be cancelled and converted into the right to receive consideration as a result of the Merger in the form of shares of common stock of the Company after domestication based on the Exchange Ratio, which entitles the holder to one vote per share in matters submitted to the stockholders of the Company after domestication for approval. The “Exchange Ratio” will be equal to (i) the Per Share Equity Value divided by (ii) the amount to be paid from the Company's trust account for each Cayman Class A Share tendered for redemption, where the “Per Share Equity Value” is the quotient obtained by dividing the (x) sum of (A) the Equity Value plus (B) the aggregate exercise price of all outstanding options to purchase shares of Agility Robotics, Inc. (“Agility Options”) (whether vested or unvested) by (y) the sum of (A) the aggregate number of shares of common stock of Agility Robotics, Inc. (“Agility Common Stock”) outstanding as of immediately prior to the Merger (after giving effect to the conversions of each share of preferred stock, simple agreements for future equity (SAFEs) and all equity securities of Agility Robotics, Inc. issued or issuable in connection with a Permitted Bridge Financing (as defined in the Merger Agreement) into shares of Agility Common Stock, in accordance with their terms, prior to the Closing), (B) to the extent not already included in clause (A), the aggregate number of shares of Company Common Stock issuable in respect of all Agility Options, all issued and outstanding warrants to purchase or otherwise acquire Agility Common Stock, or other convertible securities convertible into or exchangeable for capital stock of Agility Robotics, Inc. (in each case, whether vested or unvested) prior to the Merger and (C) to the extent not already included in clause (A) or (B), the aggregate number of shares of Agility Common Stock issuable upon the conversion, exercise, exchange or settlement of all securities issued in connection with any Permitted Bridge Financing, in each case, to the extent outstanding as of immediately prior to the Merger.

Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, certain stockholders of Agility Robotics, Inc. entered into Voting and Support Agreements (each, a “Voting and Support Agreement”), in their capacity as such, with the Company. Under the terms of the Voting and Support Agreements, such stockholders of Agility Robotics, Inc. have agreed, among other things, to deliver written consents to adopt the Merger Agreement and approve the Agility Robotics Business Combination, and to vote or consent in opposition to alternative transactions and other matters that could reasonably be expected to materially delay or impair the ability of Agility Robotics, Inc. to consummate the Agility Robotics Business Combination. The stockholders of Agility Robotics, Inc. party to the Voting and Support Agreements hold sufficient shares of stock of Agility Robotics, Inc. to effect the Company Stockholder Approval (as defined in the Merger Agreement). In addition, each Agility Robotics, Inc. stockholder party to a Voting and Support Agreement has agreed to refrain from exercising any dissenters’ rights under applicable law. The Voting and Support Agreements also contain certain restrictions on the transfer of the shares of stock of Agility Robotics, Inc. held by such stockholders prior to the Closing, subject to certain exceptions.

Amended and Restated Registration Rights Agreement

Effective upon the Closing, that certain Registration Rights Agreement of the Company, dated December 16, 2025, will be amended and restated, and the Company, Sponsor and certain persons and entities receiving shares of common stock of the Company after domestication in connection with the Merger (the “New Holders” and, together with Sponsor, the “Reg Rights Holders”) will be parties to an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company after domestication will agree to use reasonable best efforts to (i) file with the Securities and Exchange Commission (the “SEC”) (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders within 30 calendar days after the Closing (the “Resale Registration Statement”) and (ii) cause the Resale Registration Statement to become effective as soon as reasonably practicable after the filing thereof, but in no event later than the 105th calendar day (or 165th calendar day if the SEC notifies the Company that it will “review” the Resale Registration Statement) after the date of Closing. In certain circumstances, the Reg Rights Holders may demand in the aggregate up to three underwritten offerings and will be entitled to customary piggyback registration rights.

Pursuant to the A&R Registration Rights Agreement, the New Holders have agreed not to transfer their respective shares until the earlier of (a) 180 days following the date of Closing and (b) the date on which the dollar volume-weighted average price (“VWAP”) of one shares of common stock of the Company after domestication on the principal securities exchange or securities market on which the shares of common stock of the Company after domestication are then traded equals or exceeds $12.00 per share during any 15 trading days within the 180-day period following the date of Closing. Similar transfer restrictions will apply to the shares of common stock of the Company after domestication issued to former securityholders of Agility Robotics, Inc. in connection with the Merger pursuant to the Bylaws of the Company after domestication in effect following the Domestication and the Closing.

Amended and Restated Sponsor Agreement

In connection with the execution of the Merger Agreement, on June 24, 2026, the Company amended and restated that certain letter agreement, dated December 16, 2025, from the Sponsor and each of the persons undersigned thereto (the “Insiders”) to the Company (the “Amended and Restated Sponsor Agreement”), pursuant to which each of the Sponsor and the Insiders agreed, among other things, (i) to vote or consent (or cause to be voted or consented) any of such Insider’s shares of the Company’s capital stock (a) in favor of the adoption and approval of the Merger Agreement and approval of the Agility Robotics Business Combination and all other SPAC Stockholder Matters (as defined in the Amended and Restated Sponsor Agreement) (and any actions required in furtherance thereof), (b) if applicable, in favor of waiving any and all anti-dilution rights the Sponsor may hold pursuant to the governance documents of the Company, (c) against any action, proposal, transaction or agreement that would reasonably be expected to result in a breach of any representation, warranty, covenant, obligation or agreement of the Company contained in the Merger Agreement, (d) in favor of any proposal to adjourn or postpone the applicable stockholder meeting to a later date if (and only if) (1) there are not sufficient votes to approve and adopt any of the matters described in clause (a) above on the dates on which such meetings are held or proposed to be held or (2) the Minimum Cash Condition has not been satisfied, and (e) against the following actions or proposals: (1) any Business Combination Proposal (as defined in the Merger Agreement) or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement and (2) (A) any change in the dividend policy or present capitalization of the Company or any amendment of the governance documents of the Company, except (x) as contemplated by clause (a) above or (y) to the extent expressly contemplated by the Merger Agreement, (B) any liquidation, dissolution or other change in the Company’s corporate structure or business (other than as may be proposed pursuant to an extension proxy), (C) any action, proposal, transaction or agreement that would reasonably be expected to result in a breach in any material respect of any representation, warranty, covenant, obligation or agreement of the Sponsor or any Insider under the Amended and Restated Sponsor Agreement, or (D) any other action or proposal involving the Company or any of its subsidiaries that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Agility Robotics Business Combination (excluding, for the avoidance of doubt, any action taken in connection with any valid action taken by the Company to terminate the Merger Agreement in accordance with the terms thereof), (ii) not to redeem, elect to redeem or tender or submit any Class B Ordinary Shares, Class A Ordinary Shares or common stock of the Company after domestication owned by it, him or her for redemption in connection with any of the stockholder approvals or proposals described in clause (i) above, or in connection with any vote to amend the governance documents of the Company, and (iii) to vote in favor of the appointment or election of the individual(s) nominated for election in the Registration Statement in accordance with Section 8.09 of the Merger Agreement to the board of directors of the Company.

Subscription Agreements

In connection with the execution of the Merger Agreement, on June 24, 2026, the Company entered into certain common stock subscription agreements (the “Subscription Agreements”) with certain investment funds (the “PIPE Investors”) pursuant to which, the Company has agreed to issue and sell to the PIPE Investors 20,102,500 shares of common stock of the Company after domestication, par value $0.0001 (the “PIPE Shares”), in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act, at a purchase price of $10.00 per share for an aggregate commitment of $201,025,000 (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the PIPE Investment will be consummated immediately prior to the Closing. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto and (iii) January 31, 2027 unless the Merger Agreement is otherwise extended, at the option of the subscriber. The Subscription Agreements provide for, under certain circumstances, customary indemnities between the Company and the PIPE Investors. As of June 30, 2026, the Company recorded a liability in connection with the Subscription Agreements of $137,772,195 on the accompanying condensed consolidated balance sheet. Additionally, as of June 30, 2026 the Company has recorded a subscription agreement expense of $39,072,918 and change in fair value of subscription agreement liability of $98,699,277 within the accompanying condensed consolidated statements of operations.

PIPE Engagement Letters

On May 26, 2026, the Company engaged Citigroup Global Markets Inc. (“Citi”) to serve as the lead placement agent for the PIPE Investment (the “Citi PIPE Engagement Letter”). On May 29, 2026, the Company engaged BTIG, LLC (“BTIG”) to serve as a co-placement agent in connection with the PIPE Investment (the “BTIG PIPE Engagement Letter.” and, together with the Citi PIPE Engagement Letter, the “PIPE Engagement Letters”). The aggregate placement fee payable to Citi and BTIG was set at 4.0% of the gross proceeds of securities sold in any placement. As of June 30, 2026, no fees have been incurred in connection with the PIPE Engagement Letters.

Capital Markets Advisory Agreement

On May 26, 2026, the Company entered into an agreement with Citi to serve as capital markets advisor to the Company (the “Capital Markets Advisory Agreement”). The Company will pay Citi a cash fee of $7,000,000 promptly upon consummation of the Agility Robotics Business Combination. Citi will also be eligible to receive an incentive fee of up to $3,000,000, payable solely at the discretion of the Company. As of June 30, 2026, there are no fees that have been incurred in connection with the Capital Markets Advisory Agreement.

Advisory Agreement

Effective upon the Closing, on June 24, 2026, the Company and M. Klein & Company, through its affiliate, The Klein Group, LLC (the “Advisor”), entered into a certain Advisory Agreement (the “Advisory Agreement”), pursuant to which Advisor will provide financial advisory, strategic consulting, and business development services to the post-Closing Company. The Advisory Agreement has an initial term of two (2) years and may be extended upon mutual agreement of the parties.

The Advisory Agreement provides (i) for payments from the Company after domestication to Advisor of a fixed cash retainer fee of $250,000 per quarter, and (ii) that in the event the Company undertakes (a) any merger, acquisition or other strategic transaction, or (b) any capital-markets financing (including an issuance of equity, debt or convertible securities in U.S. markets), the Company shall negotiate in good faith with Advisor or one of its affiliates regarding the possible retention of the Advisor as a financial advisor for that transaction, in each case with such engagement to be covered by a separate agreement between the post-Closing Company and Advisor, including mutually agreed fees and other terms.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 500,000 Class A Ordinary Shares issued and outstanding, excluding 41,400,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 13,800,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of June 30, 2026 and December 31, 2025, there were 4,140,000 Public Warrants and 50,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the (i) Public Warrant Agreement, dated December 16, 2025, which the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), as Public Warrant agent and (ii) Private Warrant Agreement, dated December 16, 2025, which the Company entered into with Continental, as Private Placement Warrant agent ((i) and (ii) together, the “Warrant Agreements”), a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The CODMs assess performance for the single segment and decide how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,252,516	$736,204
Marketable securities and cash held in Trust Account	$420,879,831	$414,549,783

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 4, 2025 (inception) Through June 30, 2025
General and administrative costs	$693,551	$1,067,224	$22,045
Interest earned on marketable securities and cash held in Trust Account	$3,785,002	$7,330,048	$—

The CODMs review interest earned on marketable securities and cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODMs also review general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODMs on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited condensed consolidated statements of operations and described within their respective disclosures.

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

As of June 30, 2026, assets held in the Trust Account were comprised of $340 in cash and $420,735,420 invested in U.S. Treasury Bills, whose fair value is considered to be a Level 1 measurement.

	Amortized Cost	Unrealized Loss	Fair Value
June 30, 2026
U.S. Treasury Securities (Mature on 9/17/26)	$420,879,491	$(144,071)	$420,735,420

As of December 31, 2025, assets held in the Trust Account were comprised of $676 in cash and $414,429,619 invested in U.S. Treasury Bills.

	Amortized Cost	Unrealized Loss	Fair Value
December 31, 2025
U.S. Treasury Securities (Mature on 4/14/26 and 6/18/26)	$414,549,106	$(119,487)	$414,429,619

The Subscription Agreement liability was accounted for as a liability in accordance with ASC 815-40 and is presented within current liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2026. The Subscription Agreement liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Subscription Agreement liability in the unaudited condensed consolidated statements of operations.

The Subscription Agreement liability was valued using a Probability Weighted Expected Return Method (“PWERM”) with an underlying Put Option Pricing Model using a Black Scholes Model (“BSM”) which is considered to be a Level 3 fair value measurement.

The key inputs into the PWERM model for the subscription agreement liability were as follows:

	June 24, 2026	June 30, 2026
Market price of Public Shares	$11.99	$17.45
Term (years)	0.44	0.42
Risk-free rate	3.92%	3.96%
Volatility	2.8%	2.8%
Likelihood of completing a business combination	90%	90%

Subscription Agreement Liability
Fair value as of June 24, 2026	$39,072,918
Change in valuation inputs or other assumptions	98,699,277
Fair value as of June 30, 2026	$137,772,195

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

On July 2, 2026, the Company issued an unsecured promissory note (the “July 2026 Note”) in the aggregate principal amount of up to $1,500,000 to the Sponsor, for the Company’s working capital needs. The July 2026 Note does not bear interest and matures upon the earlier of the closing of an initial business combination by the Company and the Company’s liquidation. Amounts outstanding under the July 2026 Note are convertible, at the option of the Sponsor, into units of the Company (the “Conversion Units”), at a conversion price of $10.00 per Conversion Unit, with each unit consisting of one Class A Ordinary Share and one-tenth of one warrant, with each whole warrant exercisable for one Class A Ordinary Share at $11.50 per share.

On July 7, 2026, the Company paid the Underwriter $1,500,000 of the underwriting fee payable in connection with the Initial Public Offering that was deferred and conditioned upon the announcement by the Company that it has entered into a definitive Business Combination Agreement.

On August 7, 2026, the Company issued an unsecured promissory note (the “August 2026 Note”) in the aggregate principal amount of up to $1,500,000 to the Sponsor, for the Company’s working capital needs. The August 2026 Note does not bear interest and matures upon the earlier of the closing of an initial business combination by the Company and the Company’s liquidation. Amounts outstanding under the August 2026 Note are convertible, at the option of the Sponsor, into Conversion Units, at a conversion price of $10.00 per unit.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

We have until March 18, 2028 (27 months from the closing of the Initial Public Offering since we have executed a definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and net of Permitted Withdrawals, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure that our plans to complete the Business Combination will be successful.

Recent Developments

On July 2, 2026, the Company issued the July 2026 Note to the Sponsor, to fund the Company’s working capital needs. The July 2026 Note does not bear interest and matures upon the earlier of the closing of an initial business combination by the Company and the Company’s liquidation. Amounts outstanding under the July 2026 Note are convertible, at the option of the Sponsor, into Conversion Units at a conversion price of $10.00 per unit.

On July 7, 2026, the Company paid the Underwriter $1,500,000 of the underwriting fee payable in connection with the Initial Public Offering that was deferred and conditioned upon the announcement by the Company that it has entered into a definitive Business Combination Agreement.

On August 7, 2026, the Company issued the August 2026 Note to the Sponsor, to fund the Company’s working capital needs. The August 2026 Note does not bear interest and matures upon the earlier of the closing of an initial business combination by the Company and the Company’s liquidation. Amounts outstanding under the August 2026 Note are convertible, at the option of the Sponsor, into Conversion Units at a conversion price of $10.00 per unit.

Agility Robotics Business Combination

On June 24, 2026, the Company entered into the Merger Agreement with Merger Sub and Agility Robotics, Inc. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect the Merger.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 4, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination, including the Agility Robotics Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $134,680,744, which consists of general and administrative costs of $693,551, Subscription Agreement expense of $39,072,918 and change in fair value of Subscription Agreement liability of $98,699,277, offset by interest income on marketable securities and cash held in the Trust Account of $3,785,002.

For the six months ended June 30, 2026, we had a net loss of $131,509,371, which consists of general and administrative costs of $1,067,224, Subscription Agreement expense of $39,072,918 and change in fair value of Subscription Agreement liability of $98,699,277, offset by interest income on marketable securities and cash held in the Trust Account of $7,330,048.

For the period from June 4, 2025 (inception) through June 30, 2025, we had a net loss of $22,045 which primarily consist of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $414,000,000 was placed in the Trust Account. We incurred fees of $19,618,232, consisting of $3,000,000 (net of $3,210,000 Underwriter’s reimbursement) of cash underwriting fee, the Deferred Fees of $15,990,000 and $628,232 of other offering costs.

As of June 30, 2026, we had $1,252,516 of cash in our operating account. As of June 30, 2026, we had a working capital deficit of $138,253,457. As of June 30, 2026, $7,330,048 of the amount earned on funds held in the Trust Account was available for Permitted Withdrawals.

As of June 30, 2026, we had marketable securities held in the Trust Account of $420,879,831 (including $7,330,048 of interest income less funds released of $1,000,000 for the yearly Permitted Withdrawal). We may withdraw interest from the Trust Account for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any Permitted Withdrawals and exclude the Deferred Fees), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026, we had cash held outside of the Trust Account of $1,252,516. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

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

Working Capital Loans and Other Sources

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Initially, up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. On August 7, 2026, in connection with the issuance of the August 2026 Note, the Board approved an additional $1,500,000 of Working Capital Loans that may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

Additionally, to fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $1,000,000. These Permitted Withdrawals are limited to only the interest available in the Trust Account that has been earned in excess of the initial deposit at the Initial Public Offering. For the six months ended June 30, 2026, the Company withdrew $1,000,000 from the Trust Account for working capital purposes. As of June 30, 2026, the Company had $0 available for Permitted Withdrawals for the period from December 18, 2025 until December 18, 2026, which is the 1-year anniversary of the Initial Public Offering.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

Moreover, the Company will need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on December 18, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $30,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three and six months ended June 30, 2026, we incurred $90,000 and $180,000 in fees for these services, respectively. For the period from June 4, 2025 (inception) through June 30, 2025, no fees were incurred for these services.

Director Agreement

On March 17, 2026, the Company entered into a director agreement with each of its independent directors, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director cash compensation of $75,000 per annum, beginning on April 1, 2026. For the three and six months ended June 30, 2026, $56,250 fees were incurred for these services. For the period from June 4, 2025 (inception) through June 30, 2025, no fees were incurred for these services.

Underwriting Agreement

We granted the Underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any. On December 16, 2025, the Underwriter fully exercised its Over-Allotment Option.

The Underwriter was paid a cash underwriting discount of $3,000,000 (after deduction of $3,210,000 of Underwriter’s reimbursement). Additionally, the Underwriter is entitled to a Deferred Fee of $15,990,000, of which (x) $14,490,000 was placed in the Trust Account located in the United States and released to the Underwriter only upon the completion of an initial Business Combination and (y) $1,500,000 which was payable to the Underwriter from funds available outside the Trust Account upon the announcement that the Company has entered into a definitive Business Combination agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions until the earlier of (i) six months after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) Any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares or Warrants shall be subject to transfer restriction for 180 days.

Merger Agreement

On June 24, 2026, the Company entered into the Merger Agreement with Merger Sub and Agility Robotics, Inc. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect the Merger. For more details on the Merger Agreement, see Note 6.

Subscription Agreements

In connection with the execution of the Merger Agreement, on June 24, 2026, the Company entered into Subscription Agreements with the PIPE Investors pursuant to which the Company has agreed to issue and sell to the PIPE Investors 20,102,500 shares of common stock of the Company after domestication at a purchase price of $10.00 per share for an aggregate commitment of $201,025,000. The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the PIPE Investment will be consummated immediately prior to the Closing. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto and (iii) January 31, 2027 unless the Merger Agreement is otherwise extended, at the option of the PIPE Investors. The Subscription Agreements provide for, under certain circumstances, customary indemnities between the Company and the PIPE Investors. For more details on the Subscription Agreements, see Note 6.

Advisory Agreement

On June 24, 2026, the Company entered into the Advisory Agreement with the Advisor. Pursuant to the terms thereof, effective as of the Closing, the Advisor will provide financial advisory, strategic consulting, and business development services to the post-Closing Company.

Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to a fixed cash retainer fee of $250,000 per quarter, in addition to other potential fees depending on the outcomes of certain transactions. The Advisory Agreement has an initial term of two (2) years and may be extended upon mutual agreement of the parties. For more details on the Advisory Agreement, see Note 6.

Critical Accounting Estimates

We have identified the following as our critical accounting policies. See our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering and the valuing of the Subscription Agreement. Other than estimating the value of the Public Warrants and Subscription Agreement, we did not have any other critical accounting estimates as of June 30, 2026.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed consolidated balance sheet date thereafter. Accordingly, we evaluated and classified the Warrant instruments under equity treatment at its assigned fair value.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per Ordinary Share is computed by dividing net loss applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net loss pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed May 13, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The initial Business Combination may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the initial Business Combination is subject to numerous conditions, including the effectiveness of the registration statement on Form S-4 to be filed by us as part of the initial Business Combination, and other customary closing conditions, and there can be no assurance that the initial Business Combination will be consummated.

If the initial Business Combination is not completed for any reason, the price of our Class A Ordinary Shares may decline to the extent that the market price of our Class A Ordinary Shares reflects or previously reflected positive market assumptions that the initial Business Combination would be completed and the related benefits would be realized. In addition, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing, and financial services fees related to the initial Business Combination. These expenses must be paid regardless of whether the initial Business Combination is consummated.

If the initial Business Combination is not completed for any reason, our ongoing business and financial results may be adversely affected and, without realizing any of the benefits of having completed the initial Business Combination, we will be subject to a number of risks, including the following:

●	we will be required to pay costs relating to the initial Business Combination, which are substantial, such as legal, accounting, financial advisory, and printing fees, whether or not the initial Business Combination is completed;

●	time and resources committed by our management to matters relating to the initial Business Combination could otherwise have been devoted to pursuing other beneficial opportunities;

●	we may experience negative reactions from financial markets, including negative impacts on the price of our Class A Ordinary Shares, including to the extent that the current market price reflects a market assumption that the initial Business Combination will be completed;

●	we may experience negative reactions from employees, customers, or vendors; and

●	since the Merger Agreement restricts the conduct of our business prior to completion of the initial Business Combination, we may not have been able to take certain actions during the pendency of the initial Business Combination that would have benefited us as an independent company and the opportunity to take such actions may no longer be available.

During the pendency of the Merger Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets, or other business combinations pending completion of the initial Business Combination. As a result, if the initial Business Combination is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging, or entering into specified extraordinary transactions, such as a merger, sale of assets, or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to our stockholders.

The issuance of shares of our Class A Ordinary Shares upon the closing of the initial Business Combination will dilute your ownership.

The issuance of shares of our Class A Ordinary Shares upon the closing of the initial Business Combination will cause dilution to the ownership of our then existing holders of Class A Ordinary Shares. The number of shares to be issued to Agility Robotics, Inc. stockholders at Closing will be based on the Exchange Ratio set out in the Merger Agreement.

Substantial future sales of our Class A Ordinary Shares by existing stockholders could cause the market price of our Class A Ordinary Shares to decline.

For stockholders who are not subject to contractual lock-up restrictions, and for our Sponsor once its lock-up period expires, after the respective registration statements for the resale of such shares are effective and until such time that they are no longer effective, the resale of these shares will be permitted pursuant to the respective registration statement. The resale, or expected or potential resale, of a substantial number of our Class A Ordinary Shares in the public market could adversely affect the market price for our Class A Ordinary Shares and make it more difficult for investors to sell their Class A Ordinary Shares at such times and at such prices that they deem desirable. Furthermore, we expect that because of the large number of shares registered pursuant to the registration statement, those existing selling stockholders will continue to offer the shares covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time. In addition, the market reaction to such sales of our Class A Ordinary Shares could also negatively affect the price of our publicly traded warrants.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of June 24, 2026, by and among the Company, BLB Merger Sub, Inc. and Agility Robotics, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 24, 2026).
10.1	Amended and Restated Sponsor Agreement, dated as of June 24, 2026, by and among the Company, Churchill Sponsor XI LLC and the Insiders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2026).
10.2	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2026).
10.3	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 24, 2026).
10.4	Form of Stockholder Voting and Support Agreement, dated as of June 24, 2026, by and among the Company, Agility Robotics, Inc., and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 24, 2026).
10.5	Advisory Agreement, dated as of June 24, 2026, by and between the Company and M. Klein & Company, through its affiliate, The Klein Group, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 24, 2026).
10.6	Promissory Note issued to Churchill Sponsor XI LLC, dated as of July 2, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2026).
10.7	Promissory Note issued to Churchill Sponsor XI LLC, dated as of August 7, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2026).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2026	Churchill Capital Corp XI

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer

Dated: August 13, 2026	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer